Form 10-K405
period 1995-06-30
OIS OPTICAL IMAGING SYSTEMS INC
filed 1995-09-26
CIK 753601

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark one)
  [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR FISCAL YEAR ENDED JUNE 30, 1995

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO ____________

                         Commission File Number 0-16343

                       OIS OPTICAL IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                     38-2544320
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

47050 FIVE MILE ROAD, NORTHVILLE, MICHIGAN                          48167
(Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (810) 454-5560

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Title of Each Class                        Name of Exchange on which Registered
- -------------------                        ------------------------------------
Common Stock, $0.01 par value                 NASDAQ Over-the-Counter Market



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates (based upon the average bid and asked prices of such stock in the Over-the-Counter market) on September 18, 1995 was approximately $74,502,384.

The number of shares of Registrant's Common Stock outstanding on September 18, 1995 was 96,721,635.

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1995, are incorporated by reference into Part II of this Report. Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on November 9, 1995, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1: BUSINESS

INTRODUCTION

     OIS Optical Imaging Systems, Inc. ("OIS" or the "Company") is a Delaware corporation that was first organized in 1984 and develops, manufactures and sells active matrix liquid crystal displays ("AMLCDs"). The Company's principal market for AMLCDs is commercial and military avionics. The Company is planning to attempt to enter the medical display and imaging market. OIS also derives some revenue from the manufacture and sale of image sensors ("sensors") and from licensing and royalty agreements.

     The Company recently completed construction of its new facility in Northville Township, Michigan. The Company has begun the process of pre-production manufacturing at its Northville facility during the first quarter of fiscal 1996. The Company expects to complete the transfer of production from its Troy, Michigan facility to the Northville facility during fiscal 1996. When the transition to the Northville facility is complete, the Company will close its Troy facility.

     Guardian Industries Corp. ("Guardian"), a privately held Michigan-based worldwide manufacturing company, owns approximately 53.6% of the outstanding common stock of OIS (as well as 18,750 shares of non-voting, non-convertible, preferred stock), and William Davidson, the President and Chief Executive Officer of Guardian, owns an additional 27.7% of the outstanding common stock of OIS. See Certain Relationships and Related Transactions and Security Ownership of Certain Beneficial Owners and Management.

DESCRIPTION OF THE BUSINESS

     Active Matrix Liquid Crystal Displays. OIS is focusing its efforts on developing, manufacturing and selling AMLCDs. AMLCDs are one kind of display or viewing screen capable of displaying images such as text, graphics or video.

     AMLCDs incorporate the use of microelectronics and amorphous materials technology to construct transparent thin film electronic switching devices, such as diodes or transistors, on a specially prepared plate of glass known as the active plate. The electronic components are made of semiconductor materials and are similar to those that are constructed on silicon wafers in the manufacture of integrated circuits. A second plate of glass, known as the passive plate, has a filter applied to its surface. The filter has a black background with a microscopic translucent opening for each pixel (picture element) in the display. In a color display, the openings must be alternately colored in the primary colors (red, green and blue) to form pixel groups that will allow the formation of the entire spectrum of colors. A transparent electrode is applied below the filter to complete the circuit with the electronics on the active plate. A liquid crystal material is placed between the active and passive plates. Liquid crystal material, simply put, can be induced to block light or let light pass depending on whether a voltage is applied. Each switch on the active plate, together with the liquid crystal material directly above it, forms one pixel in the display. The two plates are then sealed together, and polarizing layers are laminated to the outside surfaces of the glass, creating what is known as a glass cell. To complete the AMLCD, a light source (called a "backlight") is placed behind the glass cell and electronic controllers (called "drivers") are connected to the active plate to control the individual switches and generate images. While some customers purchase only the glass cell, a complete AMLCD module includes a backlight, drivers and additional electronic components needed to control the display.

     A number of fields of expertise are necessary for the development and production of AMLCDs. These include liquid crystal technology, microelectronics, optics, filters and manufacturing processes for constructing microelectronics and filters on glass.

     Until recently, OIS has been the only active manufacturer of AMLCDs in the United States. One other U.S. company claims to have begun production of small AMLCDs, and at least two other U.S. based companies have announced that they intend to produce AMLCDs. Other manufacturers are located in Canada, Europe and Japan. See Competition. The principal current submarket for the Company's displays is the military and commercial avionics market, in which displays are incorporated into instruments used in civilian and military aircraft and other military display applications. In this submarket, the Company's customers are typically avionics integrators who purchase displays to be integrated into a panel of navigation instruments, either for a new aircraft or for retrofitting into an existing aircraft. These avionics integrators generally then resell the instrument system to a prime contractor or end user. In some cases, the Company sells directly to the prime contractors or end users.

     Currently, the primary AMLCD configuration that OIS manufactures, markets and sells is a display cell which consists of a glass cell with drivers attached. However, the Company intends to increase its efforts to manufacture, market and sell complete display modules, which consist of a glass cell (including drivers) plus a backlight and related electronics, all self-contained and enclosed within a housing.

     In the past, the Company obtained most of its business, and in fiscal 1994 obtained 88% of its revenue, from development agreements. However, the Company has made a strategic decision to pursue the sale of standard products and minimize development work.

     Development agreements typically involve adapting OIS's standard products to meet certain form, fit and optical requirements for a specific application. Development agreements, notwithstanding their name, typically do not involve the development of new technology of general application. Under a development agreement, the Company delivers a specified number of prototype displays. Development agreements may provide the customer with options to enter into production contracts for specified numbers of displays after the prototype displays have been delivered and accepted. The ultimate determination of the customer to award a production contract depends on the prototype display meeting the requirements of the development agreement among other things.

     The Company's policy is to develop new technologies of general application using its own funds and to attempt to retain ownership of related intellectual property rights. OIS has expended $372,242, $688,094 and $1,306,843 in Company sponsored research and development for fiscal years 1993, 1994 and 1995, respectively.

     Production contracts or orders for the sale of displays call for the Company to sell larger quantities of displays that are generally intended for use in a product supplied by OIS's customer to either the commercial or military markets. For example, OIS currently has a production contract to deliver standard displays to Allied Signal for use in flight instruments in commercial aircraft. The Company expects to secure the majority of its business from orders for the sale of standard displays and not from development agreements. In some cases, the Company will make minor modifications to its displays at a customer's request, and will charge the customer for the engineering work involved.

     The Company currently produces displays in its Troy, Michigan facility which was originally designed primarily for research and development, not production. In addition, the Troy facility has limited capacity. The Company has experienced significant production difficulties resulting from the design limitations and age of the Troy facility as well as difficulties in applying its manufacturing processes as production volumes increase. Despite these difficulties, the Company has manufactured displays in limited numbers at the Troy facility and has gained significant manufacturing experience. The Company has used this experience in the design and start up of the new Northville facility. See Management's Discussion and Analysis.

     Image Sensors. In addition to displays, the Company manufactures image sensors. Image sensors detect an image on a surface and convert it into electronic impulses. Image sensors are used, for example,
in telecopiers ("fax" machines), electronic copyboards and page scanners.   At
present, the only customer for the Company's sensors is Quartet Manufacturing Co., which incorporates sensors into electronic copyboards. The Company does not believe that the loss of this customer would have a material adverse effect on the Company. Although the Company has focused primarily on its display business, the Company is planning to attempt to expand its sensor business for medical imaging applications and may consider sensor sales for other applications.

     Licensing. In addition to the revenue obtained from development agreements and the sale of products, the Company has obtained revenue from licensing its sensor technology to others. The Company will continue to license its sensor technology where it appears appropriate. The Company has no plans to seek revenue from licensing its core display technology which it views as central to its business. See Intellectual Property Rights.

COMPETITION

     OIS views the market for AMLCDs as consisting of at least two distinct submarkets. The first submarket, and by far the largest, is the market for AMLCDs in consumer electronics products. This market is highly competitive with at least six competitors worldwide. All of these firms have more financial resources than the Company and most are affiliated with major corporations that have extensive experience in the electronics industry. OIS is not active in this market at this time. The second submarket consists of high end applications for AMLCDs in military, commercial avionics, space and other demanding environments. This is the market that OIS has identified as its near-term target market. OIS displays are engineered and manufactured to meet the optical and environmental requirements of these demanding applications. OIS believes that demand for its products for other applications will develop over the next several years, including applications for medical imaging. As discussed below, OIS is planning to attempt to sell products for medical imaging applications.

     In the high end submarket in which OIS competes, the most significant source of competition comes from currently existing, non-AMLCD technologies such as electromechanical displays and the cathode ray tube displays (CRTs). AMLCDs have a number of performance advantages over CRTs and electromechanical displays, including less thickness, lower weight, higher contrast, sunlight readability and longer mean time between failures. OIS management believes that customers recognize that the AMLCD is a superior technology. The Company currently competes with non-AMLCD technologies primarily on the basis of performance. However, OIS's ultimate success in displacing CRTs and electromechanical displays will depend on, among other things, the Company's ability to compete on the basis of price by reducing the per unit cost of its AMLCDs.

     OIS experiences competition for sales of AMLCDs primarily from two sources. The first is Litton of Canada which markets AMLCDs both to Litton Systems, a sister company which is in the business of supplying whole avionic flight information systems, and to other avionics systems integrators.

     The other source of competition is indirect competition from Japanese manufacturers of consumer grade AMLCDs. Although OIS management believes that consumer grade AMLCDs generally do not meet current military or avionics requirements, a number of avionics integrators are purchasing consumer grade AMLCDs and adapting them to avionics or military use. These adapted products are a growing source of competition for the Company. Although the adapted products generally have weaker performance in one or more respects than OIS's products, these adapted products appear to be lower in price. The Company is carefully monitoring developments in adapted products.

     One American company, Kopin Corp., has announced that it is manufacturing small AMLCDs for head-mounted projection displays in which an image is projected through an AMLCD onto a screen. Two other U.S. based companies have announced plans to manufacture AMLCDs: ImageQuest, a start-up company backed by Hyundai of South Korea, and Planar, a manufacturer of high end CRTs and flat panel electroluminescent displays, which is allied with Xerox. The Company does not know what kinds of products Planar intends to manufacture and is not aware of any successful production of AMLCDs by either ImageQuest or Planar. While Hyundai and Xerox each have at their disposal substantial resources that could be devoted to the development and manufacture of AMLCDs, the Company does not know the actual level of financial commitment which Hyundai or Xerox have to these companies. The potential competitive impact of these companies is not yet clear.

     A number of technologies other than the Company's AMLCD technology can be used to manufacture flat panel displays, and a number of companies around the world are working on such technologies. Examples of technologies that are not currently competing with AMLCDs for avionics applications because they either are not sunlight readable or do not produce color images include electroluminescent, plasma and light emitting diode technologies. Other potentially competing technologies include AMLCD poly-silicon (in contrast to the Company's use of amorphous silicon), ferroelectric and field emission technologies. While future displacement of the Company's AMLCD technology is always a possibility, management believes that none of these potentially competing technologies have reached the current state of development of the Company's AMLCD technology. Management's long term goal for the Company is to develop the ability to adopt new technologies if management determines that such technologies are desirable, but there is no assurance that the Company will achieve that goal.

     OIS does not expect the current large scale producers of consumer grade AMLCDs to enter the Company's high end submarket directly since volumes required of higher performance displays generally mean relatively small production runs that may not be economical for large scale producers. OIS expects to compete on the basis of its ability to meet the performance requirements of its submarket, its identification as a United States manufacturer, and, eventually, price. The Company believes that, over time, it will need to reduce production costs and prices in order to compete effectively.

     The Company hopes to expand production capacity and expand the Company's activities beyond its target submarket. See Business Developments - New Manufacturing Facility. However, it will not be possible for the Company to compete successfully in consumer markets such as computer displays and televisions, or in many commercial instrumentation markets, unless it can significantly reduce its per unit production costs. Management does not anticipate that the Northville facility will enable the Company to successfully enter consumer markets because throughput at the Northville facility will be too small to generate the necessary economies of scale. Management does hope to be able to enter consumer markets in the future. See Business Developments
- -- Consumer Electronics Applications.

BUSINESS DEVELOPMENTS

     Products and Manufacturing. Before 1993 the Company's manufacturing experience was limited to fabrication of prototype AMLCDs developed in connection with internal research and development and customer development agreements. Manufacturing was done on a project or job order basis. The Company did not engage in continuous production of standard products. In fiscal 1993 the Company began work on its first two production contracts. The Company has gained important experience in continuous production and improved its manufacturing capabilities within the limitations of its Troy facility. However, the Company has experienced continuing manufacturing problems at the Troy facility which have contributed to the Company's ongoing losses. While the Company expects that many of these problems will be ameliorated in the Northville facility, it does not yet have enough experience in the Northville facility to evaluate the success of manufacturing operations there.

     The Company has continued its program of building "standard" or "catalog" displays and making them available to customers on an off-the-shelf basis.
The Company currently offers four standard products: a 4" square high resolution display (which is available in three configurations, color, high reliability color and monochrome), a 6" x 8" color display, a 5" x 5" color display and a 2.3" square color display. The Company has discontinued its 3.4" x 2.8" display on account of insufficient market interest.

     In fiscal 1995, the Company has restructured its organization to separate engineering and technical development from manufacturing operations and then to separate product engineering from research and development. As a result of this restructuring, the Company now has three principal technical employees who report directly to President and Chief Executive Officer Rex Tapp: a General Manager of Manufacturing, a Director of Product Development and a Vice President of Research and Development. This restructuring is designed to strengthen the Company's technological, development and manufacturing capabilities.

     In fiscal 1995, the Company derived approximately 69% of its operating revenues from development agreements, approximately 27% from sales of displays (including both production agreements and off-the-shelf sales) and approximately 4% from image sensors. See Management's Discussion & Analysis -- Results of Operations.

     Presently, the largest ultimate customer for the Company's displays is the United States government, principally the Department of Defense, which is purchasing displays indirectly through a number of prime contractors and avionics integrators. In the fiscal year ended June 30, 1995, approximately 83% of the Company's revenue was derived from U.S. government contracts. When the ultimate customer is an agency of the United States government, the laws and regulations relating to government contracts apply. Even when the Company develops a display for an integrator who is supplying to the government, the contract is a "government contract" in the sense that the Company is required by the contract to satisfy the military specifications and the laws and regulations relating to government contracts and is responsible directly to the government for certain matters relating to the contract. The Company's policy is to sell displays for use by the government as "catalog products" which permits application of somewhat simpler government regulations.

     Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor's performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. The Company is, and in the future expects to be, audited by the government on a regular basis.

     The Company has five customers that each individually accounted for more than 10% of its total revenues in the fiscal year ended June 30, 1995: Kaiser Electronics; Honeywell Satellite Systems; Smith Industries; Allied Signal; and McDonnell Douglas. Two development agreements with Kaiser Electronics, both of which are government contracts, accounted for approximately $3,201,851, or 38% of revenue.

     Marketing and Development of the Market. During fiscal 1995, the Company continued to expand its marketing department and marketing efforts. The marketing department is currently working primarily in the commercial and military avionics submarket. The Company is increasing its efforts to obtain sales for industrial and medical instrumentation applications.

     During fiscal 1995, the Company continued to experience requests for proposals and marketing activity which resulted in additional production orders. Management expects that the Company's targeted submarket will expand substantially in the next five to seven years, but there is significant uncertainty as to how much expansion will occur in the next one to three years.

     Fiscal 1995 Results. During fiscal 1995, the Company experienced lower revenue and increased losses caused in substantial part by a reduction in engineering and development revenue, high manufacturing costs and delayed shipments related to the problems experienced in its manufacturing operations. See Management's Discussion & Analysis -- Results of Operations -- Costs of Sales.

     New Manufacturing Facility. The Company has built a new mid-volume manufacturing facility in Northville Township, Michigan. This facility is intended to serve the commercial and military avionics submarket and to manufacture for high-end commercial instrumentation and medical imaging applications, not the consumer electronics submarket. See Competition. The new facility is intended to be "state-of-the-art" and incorporates flexible manufacturing technology that is intended to facilitate the relatively small production runs that characterize the Company's current submarket.

     The Company began the first phase of the lengthy process startup procedures in June 1995. Processing of the first glass substrates was begun in August 1995 and has proceeded continuously since then. When the process is producing displays that meet OIS's specifications, the Company will ship the first saleable displays to be fully manufactured in Northville. The precise length of time that will be required for the startup is uncertain, in part because the Northville facility is the first AMLCD manufacturing startup in the United States. However, the Company estimates that it will ship the first displays from the Northville facility in the second quarter of fiscal 1996. Production will be transferred from the Troy facility to the Northville facility one product at a time until all of the Company's products can be manufactured in Northville. Once the new Northville facility is fully operational, the Company intends to cease operations in the Troy facility and move the equipment now being used at the Troy facility to the Northville facility for use in research and development.

     The Northville facility was built under an agreement with the Advanced Research Projects Agency of the U.S. Department of Defense ("ARPA"), under which ARPA provides $48 million toward the development of AMLCD manufacturing technology and construction of the facility.

     Under the OIS-ARPA Agreement, the federal government provides funds to OIS upon the attainment of specified planning and construction milestones. OIS used the government funds to purchase process equipment for the facility and the government will own that equipment. OIS will be entitled to use the government-owned equipment through August 1998 without payment to the government. In 1998, OIS will have the option to purchase any or all of the government-owned equipment at its then fair market value. Through August 30, 1995, OIS had invoiced and the government had paid $42.68 million of the $48 million anticipated under the Agreement.

     Future Operations. Management believes that the Company's ability to operate profitably once the Northville facility starts operation and for the short to medium term thereafter will depend on a number of factors, including the following:

     1.    The rate at which demand for high performance AMLCDs increases.

     2. The successful operation of the Northville facility. Management believes that the Northville facility will reflect the state-of-the-art in display manufacturing facilities, but no AMLCD manufacturing facility has ever been built in the United States (the Company's Troy facility is a research and development facility that has been adapted to manufacturing) and there is no assurance the Company will be able to manufacture displays at competitive cost in the Northville facility.

     3. Whether competitive flat panel displays are ultimately manufactured using competing technologies, and whether the Company is able to adapt to technological change. See Competition. Management intends to endeavor to keep abreast of technological developments. The technology applicable to flat panel displays is continuously evolving. Management has identified as a long range goal the development of a capability to change over in whole or in part from AMLCD technology to a new technology as it evolves if management determines that such a changeover would be advantageous.

     Medical Imaging Applications. In addition to supplying image sensors for electronic copyboards, the Company has established a goal of expanding its sensor business into industrial, agricultural and medical imaging applications. The Company believes that digital image sensors employing AMLCD technology can successfully compete with existing imaging technologies in a variety of commercial applications such as industrial non-destructive testing, produce, livestock and poultry inspection and radiological (x-ray) diagnosis by reducing archiving costs and access time through the elimination of film-based files.

     Consumer Electronics Applications. The Company has established a goal of entering the market for flat panel displays in consumer electronics products. If the Company is to enter this market, it will need to build a large scale high volume manufacturing facility. Management is engaging in some preliminary discussions with potential customers for such a facility. The Company is preparing a preliminary design and cost estimate. The Company has no firm plans or timetable for entering the consumer electronics market.

FINANCING DEVELOPMENTS

     On November 29, 1994, Guardian formally exercised its option to purchase common stock of the Company, and the Company applied the $10.5 million previously borrowed from Guardian under a line of credit to the $10.5 million purchase price under the option. In accordance with an agreement with Guardian, the Company ceased accruing interest on the Guardian line of credit and contributed the $10.5 million to equity effective June 30, 1994. Upon formal exercise of the option, the Company issued 41,828,768 shares of Common Stock to Guardian. The Company also issued 23,962,502 shares of Common Stock to William Davidson, the President and owner of Guardian, in consideration of rights relating to certain securities of the Company held by Mr. Davidson. As a result of the exercise of the option, the Company now has approximately 96,721,635 shares of Common Stock outstanding.

     The Board of Directors of OIS has authorized the issuance of 25,000 shares of a Series A Cumulative Preferred Stock, par value $0.01 (the "Preferred Stock"). The Preferred Stock is not convertible into common stock or any other security and is non-voting (except in limited circumstances relating to the rights of the Preferred Stock). The Preferred Stock bears a cumulative dividend at an annual rate of 8% for five years from the date of issuance and at an increasing floating rate (subject to a cap of 16.5%) thereafter. The purchaser of Preferred Stock cannot cause its redemption, and OIS can redeem Preferred Stock only upon a vote of the directors of OIS that are independent of the owner or owners of the Preferred Stock being redeemed.

     During fiscal 1995, Guardian purchased 12,500 shares of Preferred Stock for an aggregate purchase price of $12,500,000. The investment by Guardian was approved by the disinterested members of OIS's Board of Directors.

     The Company continues to utilize commercial financing from Bank of America NTSA and NBD Bank N.A. in the form of a term loan and a credit facility, both maturing in December, 1999. The financing agreements were amended in fiscal 1995 to increase available credit from $40 million to $52.5 million. The financing agreements include a number of covenants, including a prohibition on granting security interests, limitations on capital expenditures and dispositions of assets and financial covenants. Additionally, under the terms of the financing agreements, OIS is restricted from incurring additional debt (as defined) and paying cash dividends through September 30, 1996.
Furthermore, OIS must meet certain financial covenants as defined in the financing agreements. OIS is compliance with these requirements as of September 26, 1995. The financing is unsecured and provides for interest rates to be determined at the times of borrowing equal to NBD Bank N.A.'s prime rate or LIBOR plus a margin of between 0.5% and .875% or at elected fixed rates with interest periods ranging from 30 days to 180 days. The term loans are payable in quarterly principal installments of $750,000 commencing September 30, 1996 through September 30, 1997, $1,250,000 commencing September 30, 1997 through December 31, 1997, $2,500,000 commencing March 31, 1998 through June 30, 1998, $2,750,000 commencing September 30, 1998 through December 31, 1998, $3,375,000 commencing March 31, 1999 through June 30, 1999, $3,875,000 commencing September 30, 1999 and $5,875,000 commencing December 31, 1999. The Company also pays a commitment fee of .375% of the unused portion of the credit facility. The revolving credit facility matures in December 1999. As of June 30, 1995, $12.5 million of the credit facility remained unused.

     The Company expects to require and to pursue additional equity, and possibly debt, financing in fiscal 1996, but has not determined the amount or nature of the prospective financing. See Management's Discussion & Analysis -- Capital Resources.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Business Data. The following table shows the amount and percentage of the Company's revenues contributed by, the operating profit attributable to, and the assets associated with the development and sales of displays and sales of sensors for each of the three fiscal years ending June 30, 1993, 1994 and 1995:


                                         FY 95                           FY 94                             FY 93
                                --------------------------     --------------------------         --------------------------

                                      AMOUNT           %           AMOUNT             %              AMOUNT             %

                                --------------------------     --------------------------         --------------------------
REVENUE:

  SALE OF DISPLAYS                 $  2,290,242         27%      $ 1,256,655           11%          $ 1,137,446        16%

  DEVELOPMENT OF
    DISPLAYS                          5,799,519         69%       10,322,328           88%            5,941,953        83%

  SALE OF SENSORS                  $    333,280          4%      $   121,406            1%          $    82,636         1%
                                   ------------                 ------------                        -----------

  TOTAL REVENUES                   $  8,423,041        100%      $11,700,389          100%          $ 7,162,035       100%

OPERATING PROFIT:

  SALE OF DISPLAYS                 $ (7,282,803)       -86%      $(2,139,937)         -18%          $(4,102,651)      -57%

  DEVELOPMENT OF
    DISPLAYS                         (6,629,552)       -79%       (2,764,300)         -24%             (536,258)       -8%

  SALE OF SENSORS                  $ (1,018,924)       -12%      $  (822,590)          -7%          $  (217,176)       -3%
                                   ------------                 ------------                        -----------

  TOTAL OPERATING PROFITS
       (LOSS)                      $(14,931,279)      -177%      $(5,726,827)          49%          $(4,856,085)      -68%

ASSETS:(1)

  FIXED ASSETS (NBV)               $ 45,734,945        543%      $22,017,665          188%          $ 3,753,278        52%
  INVENTORY                        $  3,360,062         40%      $ 2,083,601           18%          $ 1,069,471        15%

(1) For each year, all fixed assets and 98% of the inventory relate to the development and sale of displays, and 2% of the inventory relates to sale of sensors.

           The following table shows the domestic and foreign revenues attributable to the industry segments for each of the three fiscal years ending June 30, 1993, 1994 and 1995:


                                              FY 95                         FY 94                       FY 93
                                       ---------------------        ---------------------        ---------------------

                                           AMOUNT        %                AMOUNT      %            AMOUNT          %

                                       ---------------------        ---------------------        ---------------------
REVENUE:

  DEVELOPMENT & SALE OF
  DISPLAYS
         DOMESTIC                       $7,830,225       93%        $10,883,165      93%         $5,622,732        79%
         FOREIGN                           259,536        3%            695,818       6%          1,456,667        20%
  SALE OF SENSORS
         DOMESTIC                          333,280        4%            121,406       1%             82,636         1%
         FOREIGN                        ----------                  -----------                  ----------

  TOTAL REVENUES                        $8,423,041      100%        $11,700,389     100%         $7,162,035       100%
                                        ----------                  -----------                  ----------
TOTAL:

  DOMESTIC                              $8,163,505       97%        $11,004,571      94%         $5,705,368        80%
  FOREIGN                                  259,536        3%            695,818       6%          1,456,667        20%
                                        ----------                  -----------                  ----------

                                        $8,423,041      100%        $11,700,389     100%         $7,162,035       100%

         Backlog at June 30, 1995, was approximately $19.8 million, as compared to $23.5 million at June 30, 1994. It is expected that approximately $11 million of the backlog will be filled in fiscal 1996 if there are no cancellations or delays in existing programs . In fiscal 1995, the Company experienced delays that resulted in the amount of backlog that was actually filled in the fiscal year being approximately $3 million less than had been anticipated.

         Raw materials and components necessary for production of displays and sensors are generally available from several sources. The Company does not foresee an unavailability of materials or components that would have a material adverse effect on its overall business, or any of its business segments, in the near term.

         The Company's business is not seasonal.

         The Company employed 231 persons at June 30, 1995.

INTELLECTUAL PROPERTY RIGHTS

         The Company is working to improve its current displays and to develop enhancements and improvements to the technologies that are involved in producing AMLCDs. The basic methodology for the manufacture of AMLCDs using the thin film transistor technology currently employed by the Company is in the public domain. However, few companies have successfully developed AMLCDs for sale. Management believes that a key part of the Company's ability to produce displays for sale where others have failed lies in the proprietary know-how and other trade secrets developed by the Company over the years.

The Company has policies and procedures in place to attempt to protect its trade secrets.

         The Company endeavors to develop new technologies of general application with its own funds and to retain ownership of related intellectual property rights.

         Where management has considered it appropriate, the Company has sought patent protection for its inventions in the United States and in other countries. The Company owns over 30 patents, most of which were granted less than ten years ago, and has a number of patent applications pending or in preparation. Management believes that a number of these patents represent or have the potential to represent significant developments, generally in the form of enhancements or improvements to existing technologies, which may be important for the Company and its competitive position. The level of patent activity (and related expense) has increased in fiscal 1995 and is expected to continue to increase.

         The Company began a review of its own intellectual property rights and the intellectual property rights of others in the display field in fiscal 1995. That review is not yet complete, but the Company expects to complete it in fiscal 1996. Hundreds of patents relating to AMLCDs have been granted. The Company will review whether it may be necessary or advantageous to obtain licenses for technology owned or claimed by others, or to seek to protect its intellectual property rights.

         Disputes involving intellectual property, particularly patents, can be extremely expensive to litigate and the results are often difficult to predict. Furthermore, the Company's resources are limited relative to many other participants in the display industry. The Company will endeavor to manage the risks and potential benefits related to intellectual property protection to avoid litigation where possible, consistent with the need to preserve the Company's right to conduct its business and to protect the Company's own intellectual property position.

         Management believes that it is common in the display and semiconductor industries for firms to enter into cross-licensing agreements in order to mitigate the risk of intellectual property litigation. After reviewing the results of the planned intellectual property review, management will consider whether attempting to obtain cross-licensing agreements in certain fields may be advantageous to the Company. There is no assurance that the Company will be able to enter into cross-licensing agreements on favorable terms.

         In 1984, Energy Conversion Devices, Inc. ("ECD"), which was then the parent corporation of OIS, granted to OIS a worldwide exclusive license (including the right to grant sublicenses) to make, use, and sell products using any or all of ECD's technology (including patent rights), present or future, in displays and sensors. In addition, OIS granted ECD a nonexclusive cross-license to technology developed by OIS, present or future, for applications outside the fields of displays and sensors. In April 1992, ECD assigned a substantial number of the patents covered by this license to OIS outright, and ECD and OIS entered into a new agreement (the "1992 ECD Agreement") under which ECD granted to OIS a worldwide exclusive license to all of its remaining technology that existed on the date of the 1992 ECD Agreement. The license granted by ECD will become royalty bearing at such time as OIS posts a cumulative 20% after-tax annual return on invested capital. The royalty rates are, subject to certain limitations, 0.5% of net sales of OIS and its sublicenses of licensed products and 7.5% of up-front license payments received by OIS from sublicenses.

         OIS has also developed its own proprietary technology in the display and sensor fields. The Company is not actively developing its sensor technology at this time, but continues active development of its display technology. As stated above, the Company has derived some revenues form licensing its sensor technology.

ENVIRONMENTAL ISSUES

         The Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on future capital expenditures, earnings, or competitive position. The Company expects to be in substantial compliance with all existing applicable environmental laws at the new facility and believes that it has taken the necessary capital expenditures into account in budgeting for the Northville Township facility.

ITEM 2:  PROPERTIES

         The principal executive offices of the Company are located at the Company's new 108,000 square foot pilot demonstration, research, production and office facility in Northville Township, Michigan. Until the Company reaches full production at its new facility, production will continue at two fully utilized, leased buildings in Troy, Michigan which provide approximately 30,000 square feet of production space. SEE ITEM 1: BUSINESS DEVELOPMENTS -- NEW MANUFACTURING FACILITY.

ITEM 3:  LEGAL PROCEEDINGS

         The Company is not subject to any material pending legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to stockholders during the fourth quarter of the fiscal year.


                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The information set forth under the caption "PRICE RANGE OF COMMON STOCK" appearing in the Annual Report to Shareholders for the fiscal year ended June 30, 1995, is incorporated by reference into this Report.

ITEM 6:  SELECTED FINANCIAL DATA

         The information set forth under the caption "SELECTED FINANCIAL DATA" appearing in the Annual Report to Shareholders for the fiscal year ended June 30, 1995, is incorporated by reference into this Report.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information set forth under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" appearing in the Annual Report to Shareholders for the fiscal year ended June 30, 1995, is incorporated by reference into this Report.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Financial Statements of the Company and Report of Independent Public Accountants set forth in the Annual Report to Shareholders for the fiscal year ended June 30, 1995, are incorporated by reference into this Report:

         Report of Independent Public Accountants

         Balance Sheets - June 30, 1995 and 1994

         Statements of Operations - years ended June 30, 1995, 1994 and 1993

         Statements of Stockholders' Equity - years ended June 30, 1995, 1994 and 1993

         Statements of Cash Flows - years ended June 30, 1995, 1994 and 1993

         Notes to Financial Statements

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF OIS

         The information set forth under the caption "ELECTION OF DIRECTORS" appearing in the Proxy Statement for the fiscal year ended June 30, 1995, is incorporated by reference into this Report.


ITEM 11:   EXECUTIVE COMPENSATION

         The information set forth under the caption "EXECUTIVE COMPENSATION" appearing in the Proxy Statement for the fiscal year ended June 30, 1995, is incorporated by reference into this Report.


ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" appearing in the Proxy Statement for the fiscal year ended June 30, 1995, is incorporated by reference into this Report.


ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" appearing in the Proxy Statement for the fiscal year ended June 30, 1995, is incorporated by reference into this Report.


                                    PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.      List of Financial Statements

         The following financial statements of the Company are set forth in of the Annual Report to Shareholders for the fiscal year ended June 30, 1995, and are incorporated by reference into this Report by Item 8 hereof:

                 Report of Independent Public Accountants

         Balance Sheets - June 30, 1995 and 1994

         Statements of Operations - years ended June 30, 1995, 1994 and 1993

         Statements of Stockholders' Equity - years ended June 30, 1995, 1994 and 1993

         Statements of Cash Flows - years ended June 30, 1995, 1994 and 1993

         Notes to Financial Statements

         2.      List of Financial Statement Schedules                      PAGE
                                                                            ----

         The following financial statement schedules of the Company are included in this Report:

                 Schedule VIII - Valuation and Qualifying Accounts -
                 June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . .  18

         Schedules, other than those referred to above, are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.


         3.      List of Exhibits


         EXHIBIT
         NUMBER           DESCRIPTION
         ------           -----------

         3(i)    Restated Certificate of Incorporation as currently in effect.

         3(ii) Bylaws as currently in effect. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.)

         10.1 Lease dated June 10, 1980, as extended on August 12, 1983, and December 10, 1985, between ECD and Ivan J. and Irene I. Stretten, relating to premises located at 1896 Barrett Street, Troy, Michigan. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1987, and incorporated herein by reference.)

         10.2 Lease Agreement dated March 10, 1986, between ECD and Ivan and Irene Stretten regarding 1896 Barrett Street, Troy, Michigan. (Filed as Exhibit to Amendment No. 4 to OIS's Registration Statement on Form S-1 and incorporated herein by reference.)

         10.3 Assignment of Lease dated October 3, 1986, relating to premises located at 1896 Barrett Street, Troy, Michigan. (Filed as Exhibit to Amendment No. 6 to OIS's Registration Statement on Form S-1 and incorporated herein by reference.)

         10.4 Amendment to Lease Agreement dated March 10, 1986, between OIS and Irene Stretten dated May 30, 1989. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1989, and incorporated herein by reference.)

         10.5 Amendment to Lease Agreement dated March 10, 1986, between OIS and Irene Stretten dated August 3, 1991. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and incorporated herein by reference.)

         10.6    Building Lease Letter Agreement between Irene I. Stretten and
                 OIS dated September 22, 1994.    (Filed as Exhibit to OIS's
                 Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.)

         10.7 Agreement between OIS, ECD and Quartet Manufacturing Company dated December 31, 1988, with attachments. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1989, and incorporated herein by reference.)

         10.8 Master Lease Agreement with Appendices between OIS and GE Capital dated August 26, 1991. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and incorporated herein by reference.)

         10.9 Sensor License Agreement between ECD and OIS dated April 14, 1992. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.)

         10.10 OIS 1984 Amended and Restated Stock Option Plan. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.)

         10.11 OIS 1988 Amended and Restated Stock Option and Incentive Plan. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.)

         10.12   OIS 1994 Significant Employee Stock Incentive Plan.

         10.13 Amended and Restated Agreement between ECD and OIS dated April 14, 1992. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.)

         10.14 Amended and Restated Services Agreement between OIS and Guardian dated June 30, 1995.

         10.15 Engineering Services Agreement between OIS and Guardian dated April 15, 1993. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

         10.16 Loan Agreement and Master Demand Note between OIS and NBD Bank, N.A., dated March 19, 1993. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

         10.17 Credit Agreement between OIS, Bank of America National Trust and Savings Associations and NBD Bank, N.A., as Banks, NBD Bank, N.A., as Administrative Agent, and BA Securities, Inc., as Arranger, dated December 14, 1993. (Filed as Exhibit to OIS's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, and incorporated herein by reference.)

         10.18 Amendment No. 2 and Waiver to Credit Agreement between OIS, Bank of America National Trust and Savings Associations and NBD Bank, N.A., as Banks, NBD Bank, N.A., as Administrative Agent, and BA Securities, Inc., as Arranger, dated February 28, 1995.

         10.19 Line of Credit Agreement and Line of Credit Note between OIS and Guardian dated August 26, 1993. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

         10.20 Conversion/Recapitalization Agreement among OIS, Davidson, and Guardian dated May 14, 1993. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

         10.21 Agreement among OIS, Davidson, and Guardian dated February 15, 1993, regarding no antidilution protection on employee stock. (Filed as Exhibit to OIS's Annual Report on

                 Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

         10.22 Agreement between OIS and The County of Wayne dated May 12, 1993, regarding purchase of property. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

         10.23 Agreement between OIS and The Charter Township of Northville dated July 15, 1993, regarding building permits. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

         10.24 Agreement between OIS and The Advanced Research Projects Agency dated August 26, 1993. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

         10.25 Purchase Order issued to Lepco, Inc., dated June 28, 1993, for clean room. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

         10.26 Consultant Agreement between OIS and Peter Joel C. Young dated as of September 1, 1995.

         10.27 Sensor Requirements Agreement between OIS and Quartet Manufacturing Company dated as of January 1, 1994. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.)

         10.28 Agreement between OIS and Steag MicroTech, Inc., dated May 4, 1994, regarding purchase of equipment. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.)

         10.29 Agreement between OIS and MRS Technology, Inc., dated March 3, 1994, regarding purchase of equipment. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.)

         10.30 Purchase Order issued to The Lathrop Company dated June 15, 1993, for site development and building shell. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.)

         13 Form of Annual Report to Shareholders of the Company for the fiscal year ended June 30, 1995. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

         23      Consent of Arthur Andersen LLP dated September 26, 1995.

         27      Financial Data Schedule.   (EDGAR version only.)

(b)      Reports on Form 8-K

         Report on Form 8-K dated May 11, 1995, reporting the purchase of 6,250 shares of Series A Cumulative Preferred Stock by Guardian Industries Corp. for an aggregate purchase price of $6,250,000.

                     Report of Independent Public Accountants



To OIS Optical Imaging Systems, Inc.

We have audited, in accordance with generally accepted auditing standards, the financial statements included in OIS Optical Imaging Systems, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 24, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

Detroit, Michigan
September 26, 1995

                       OIS OPTICAL IMAGING SYSTEMS, INC.
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                         JUNE 30, 1995, 1994, AND 1993


                                  COLUMN B                  COLUMN C                               COLUMN D               COLUMN E
                                  --------                  --------                               --------               --------

                                  BALANCE AT                ADDITIONS               ADDITIONS
                                  BEGINNING                 CHARGED TO             CHARGED TO                         BALANCE AT END
DESCRIPTION                       OF PERIOD            COSTS AND EXPENSES        OTHER ACCOUNTS     DEDUCTIONS           OF PERIOD
- -----------                       ---------            ------------------        --------------     ----------           ---------
YEAR ENDED JUNE 30, 1995:
    ALLOWANCE FOR DOUBT           $  60,000.00                                                                           $ 60,000.00
    ACCOUNTS

YEAR ENDED JUNE 30, 1994:
    ALLOWANCE FOR DOUBT           $        0                $ 60,000.00                                                  $ 60,000.00
    ACCOUNTS

YEAR ENDED JUNE 30, 1993:
    ALLOWANCE FOR DOUBT           $ 250,000.00                                                     $ 250,000(a)          $         0
    ACCOUNTS


(a)  Recovery of accounts receivable previously reserved for.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          OIS OPTICAL IMAGING SYSTEMS, INC.


                          By: /s/ Rex Tapp
                             ------------------------------
                              Rex Tapp, President


Dated:  September 26, 1995


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




/s/ Charles C. Wilson               Executive Vice President,                        September 12, 1995
- ---------------------               Chief Financial Officer &
Charles C. Wilson                   Director
                                    (Principal Financial &
                                    Accounting Officer)


/s/ Rex Tapp                        President &                                      September 12, 1995
- --------------------------------    Director
Rex Tapp


/s/ Ralph J. Gerson                 Chairman & Director                              September 12, 1995
- --------------------------------
Ralph J. Gerson

/s/ Jeffrey A. Knight               Director                                         September 12, 1995
- --------------------------------
Jeffrey A. Knight

/s/ C. K. Prahalad                  Director                                         September 12, 1995
- --------------------------------
C. K. Prahalad

/s/ Robert M. Teeter                Director                                         September 12, 1995
- --------------------------------
Robert M. Teeter

/s/ Mark S. Wrighton                Director                                         September 12, 1995
- --------------------------------
Mark S. Wrighton

/s/ Peter Joel C. Young             Director                                         September 12, 1995
- --------------------------------
Peter Joel C. Young

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
- ------           -----------

3(i)     Restated Certificate of Incorporation as currently in effect.

10.12    OIS 1994 Significant Employee Stock Incentive Plan.

10.14 Amended and Restated Services Agreement between OIS and Guardian dated June 30, 1995.

10.18 Amendment No. 2 and Waiver to Credit Agreement between OIS, Bank of America National Trust and Savings Associations and NBD Bank, N.A., as Banks, NBD Bank, N.A., as Administrative Agent, and BA Securities, Inc., as Arranger, dated February 28, 1995.

10.26 Consultant Agreement between OIS and Peter Joel C. Young dated as of September 1, 1995.

13 Form of Annual Report to Shareholders of the Company for the fiscal year ended June 30, 1995. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

23       Consent of Arthur Andersen LLP dated September 26, 1995.

27       Financial Data Schedule.   (EDGAR version only)