Form 10-Q
period 1995-09-30
OIS OPTICAL IMAGING SYSTEMS INC
filed 1995-11-14
CIK 753601

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


         (Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                        Commission File Number  0-16343

                      OIS OPTICAL IMAGING SYSTEMS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                               38-2544320
-----------------------------------      -----------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

 47050 Five Mile Road, Northville, Michigan                   48167
-------------------------------------------            ------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (313) 454-5560

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 9, 1995:



 Common Stock, $0.01 par value                                  96,723,284
--------------------------------                            ------------------
       Class                                                 Number of shares


                         PART I - FINANCIAL INFORMATION

Financial Statements
                       OIS OPTICAL IMAGING SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                         Three Months
                                                                                      Ended September 30,
                                                                                  --------------------------
                                                                                   1995                1994
                                                                              -------------        ------------
REVENUES

Display revenue                                                                 $ 1,071,125        $   231,115
Engineering revenue                                                               1,027,844          2,058,829
Sensor revenue                                                                       42,924             68,852
                                                                                  ---------         ----------

  TOTAL REVENUES                                                                  2,141,893          2,358,796

Cost of sales                                                                     5,345,652          3,430,568
                                                                                  ----------         ---------

  GROSS MARGIN                                                                   (3,203,759)        (1,071,772)

OPERATING EXPENSES

Internal research and development                                                    529,370           322,209
Selling, general and administrative                                                1,139,431           839,834
                                                                                  -----------        ----------

  OPERATING LOSS                                                                  (4,872,560)       (2,233,815)

OTHER (INCOME) AND EXPENSE

Other (substantially all interest)                                                   235,035           (22,179)
                                                                              --------------            ------

NET LOSS                                                                         $(5,107,595)      $(2,211,636)
                                                                                  ==========        ==========

Preferred stock dividends                                                            267,123           --
                                                                                 ------------       ---------

NET LOSS AVAILABLE TO COMMON
  SHAREHOLDERS                                                                   $(5,374,718)      $(2,211,636)
                                                                                  ===========       ===========

NET LOSS PER COMMON SHARE (Note B)                                                  $(.06)            $(.07)
                                                                                     ====              ====

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                                    September 30,                   June 30,
                                                                        1995                          1995
                                                                    ------------                 -------------
                                                                     (Unaudited)                   (Audited)

CURRENT ASSETS
  Cash and cash equivalents                                       $      272,420                 $    495,854
  Cash-restricted                                                        340,299                      334,227
  Accounts receivable                                                  2,295,593                    2,097,024
   (Net reserve for doubtful accounts of $60,000
   at September 30, 1995 and  June 30, 1995)
  Receivable from U.S. Government                                      3,405,003                    2,584,117
  Inventory                                                            3,318,579                    3,360,062
  Prepaid expenses                                                       420,802                      299,605
  Insurance receivable                                                 2,209,513                    2,277,385
  Other current assets                                                    76,685                       80,560
                                                                   --------------                  -----------

   TOTAL CURRENT ASSETS                                               12,338,894                   11,528,834

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                 3,000,000                    3,000,000
  Building                                                            10,000,000                        --
  Leasehold improvements                                               1,037,010                    1,037,010
  Machinery and other equipment                                        9,345,279                    9,105,373
  Capitalized leases - equipment                                         365,000                      365,000
  Construction in process                                             31,074,763                   39,339,490
                                                                    ------------                   ----------
                                                                      54,822,052                   52,846,873

  Less accumulated depreciation and
   amortization                                                       (7,447,328)                  (7,111,928)
                                                                      ----------                   ----------

   NET TOTAL PROPERTY AND EQUIPMENT                                   47,374,724                   45,734,945

   TOTAL ASSETS                                                      $59,713,618                  $57,263,779
                                                                      ==========                   ==========




See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                         September 30,                   June 30,
                                                                             1995                         1995
                                                                         ------------                -------------
                                                                          (Unaudited)                   (Audited)
 CURRENT LIABILITIES
  Current installments on capital lease obligation                   $     121,633                $      121,633
  Accounts payable                                                       1,855,207                     4,178,305
  Accrued liabilities                                                    2,072,046                     1,690,709
  Deferred revenue                                                         282,334                       326,954
                                                                      ------------                    ----------

      TOTAL CURRENT LIABILITIES                                          4,331,220                     6,317,601

LONG-TERM DEBT                                                          43,500,000                    40,000,000
LOCAL GOVERNMENT SUBSIDY                                                 3,000,000                     3,000,000
CAPITAL LEASE OBLIGATION                                                    95,399                       125,454
                                                                       -----------                    ----------

      TOTAL LIABILITIES                                                 50,926,619                    49,443,055

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $0.01 per share:
       Series A, 8% cumulative, non-convertible
       and non-voting
       Authorized - 25,000 shares
       Issued and outstanding - 18,750 shares
       at September 30, 1995 and 12,500 shares at June 30, 1995                187                           125
  Common Stock, par value $0.01 per share:
      Authorized - 125,000,000 shares
      Issued and outstanding - 96,722,084 shares
      at September 30, 1995 and 96,712,931 at June 30, 1995                967,221                       967,129
  Additional paid-in capital                                            87,604,294                    81,325,112
  Accumulated deficit                                                  (79,513,108)                  (74,138,390)
  Deferred compensation                                                 (  271,595)                     (333,252)
                                                                      ------------                   -----------

      TOTAL STOCKHOLDERS' EQUITY                                         8,786,999                     7,820,724
                                                                         ---------                    ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 59,713,618                  $ 57,263,779
                                                                       ============                  ===========

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  --------------------------
                                                                               1995                   1994
                                                                          ---------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $   (5,107,595)          $(2,211,636)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                               335,400              310,584
     Deferred compensation expense                                                61,657               56,231
   Impact on cash flows from changes in
   assets and liabilities:
     Accounts receivable                                                      (1,028,267)             298,775
     Prepaid expenses and other                                                  (40,637)            (115,156)
     Inventory                                                                    41,483             (433,304)
     Accounts payable and accrued expenses                                    (2,208,865)          (4,950,201)
     Deferred revenues                                                           (44,620)            (571,795)
                                                                              ----------          -----------
 NET CASH USED IN
        OPERATING ACTIVITIES                                                 ( 7,991,444)          (7,616,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                        ( 1,975,179)          (7,740,084)
                                                                          --------------          -----------

      NET CASH USED IN INVESTING
       ACTIVITIES                                                             (1,975,179)          (7,740,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital leases                                            (30,055)             (69,720)
 Net proceeds from line of credit                                              3,500,000           11,000,000
 Net proceeds from issuance of common stock                                       29,316              170,801
 Net proceeds from issuance of preferred stock                                 6,250,000                 --
                                                                            ------------          -----------
      NET CASH PROVIDED BY
       FINANCING ACTIVITIES                                                    9,749,261           11,101,081
                                                                            ------------           ----------

DECREASE IN CASH AND CASH
 EQUIVALENTS                                                                    (217,362)          (4,255,505)


NET CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                         830,081             4,447,069
                                                                               ---------           -----------

NET CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                $ 612,719           $   191,564
                                                                               =========           ===========

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                     1995                  1994
                                                                 ------------          ------------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

    Cash paid for interest                                         $288,532               $3,502



   Cash equivalents:
   Cash equivalents consist of investments in short-term, highly-liquid securities having maturity of three months or less, made as a part of OIS' cash management activity.



SUPPLEMENTAL SCHEDULE OF NONCASH
  TRANSACTIONS:

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     -----------------------
                                                                   1995                     1994
                                                                ----------              -----------
Accrual of Preferred Stock Dividends                             $267,123

Capitalization of equipment pursuant
 to capital lease obligation                                                              365,000





See statements of cash flows.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A - Financial Statement Presentation

The condensed financial statements included herein have been prepared by OIS Optical Imaging Systems, Inc. ("the Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statement be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. There have been no significant changes in such information since the date of such financial statements except as noted below.

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments consisting only of normal recurring items, required to present fairly its financial position as of September 30, 1995 and June 30, 1995, the results of operations for the three months ended September 30, 1995 and 1994 and cash flows for the three months ended September 30, 1995 and 1994.

NOTE B - Net Loss Per Share

Net loss per share is based on the weighted average number of shares of Common Stock outstanding during the periods. The weighted average number of shares used in the computation for the three months ended September 30, 1995 and 1994 was 96,718,181 and 30,827,361, respectively.

Guardian Industries Corp. exercised its option to purchase additional shares of common stock on November 26, 1994 at which time the Company issued approximately 41,900,000 shares to Guardian and approximately 23,900,000 shares to William Davidson. Guardian had irrevocably committed to such exercise as of June 30, 1994. If these shares had been issued on June 30, 1994, the loss per share for the three months ended September 30, 1994 would have been $.02 per share based on weighted average number of approximately 96,600,000 shares.

NOTE C - Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform with the current financial presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

Summary

The operating results for the first quarter of fiscal 1995 continue to reflect decreased total revenues, increased costs and increased losses. The growth in sales of displays continues to be limited until the Company's new Northville facility has completed start-up. The Company continues to restrict customer-funded engineering activity in favor of the sale of standard displays. The Company has made progress in addressing the manufacturing problems at its Troy facility, which are discussed below under Cost of Sales. These problems, however, together with the increased personnel and maintenance costs associated with the start-up of the Company's new production facility in Northville, continued to result in significantly higher costs and losses in the first quarter of fiscal 1996.

The Company is satisfied with the progress that it has made in attempting to resolve its manufacturing problems while transferring manufacturing operations from Troy to the new Northville facility. The Company continues to simultaneously attempt to solve the manufacturing problems, start up the new building and increase its level of product orders. Management does not expect improved financial results in fiscal 1996, but does expect the results of the Company's efforts in fiscal 1996 to determine whether the Company's cost of sales and overall operating results can improve in the following fiscal years.

The start-up of the Northville facility is progressing as anticipated. The first pre-production glass cells were completed in early October and functioned as anticipated. The next set of pre-production glass cells are scheduled for production in November 1995. Although the start-up of a facility with this level of complexity is inherently an uncertain process, there has been steady progress to date. Management expects to be better able to evaluate the progress of the start-up in early calendar 1996.

Three Months ended September 30, 1995 and 1994.

REVENUES

Total revenue for the first three months of fiscal 1996 of $2,141,893 was 9% lower than total revenue for the first quarter in fiscal 1995 of $2,358,796. Revenue from the sale of displays for the first quarter of fiscal 1996 of approximately $1,071,000 was 363% higher than revenues from the sale of displays for the first quarter of fiscal 1995 of approximately $231,000. Revenue from customer-funded engineering and development activities for the first quarter of fiscal 1996 was 50% lower than for the first quarter of fiscal 1995. Significant additional display revenue will be necessary if the Company is to achieve profitability. Until management gains additional confidence in the start-up schedule for, and the performance of, the Northville facility, the Company is limiting additional orders for delivery in fiscal 1996. Unless it is possible to ease those limitations based on the performance of the Northville facility in early calendar year 1996, revenue growth will be constrained. Management is working closely with customers and will review the status of the Northville facility on a continuous basis. While management expects the level of demand for the Company's displays to increase in the future, it continues to be uncertain as to the rate at which activity in the commercial and military avionics market segment will increase. The rate of increase depends on how quickly AMLCDs are deployed into new products and applications, and is uncertain. The Company is attempting to increase its sales in the military and avionics market segment and to work with potential customers on other applications for displays in fiscal 1996. If these efforts and the start-up of the new facility are successful, the Company's revenues could increase materially in fiscal 1997 and thereafter. There has been significant marketing activity in recent months, but it is not yet clear whether the Company's sales and marketing efforts and the start-up of the Northville facility will be successful.

The Company is continuing to deliver displays to customers, and customers have reported that they are pleased with the quality and performance of the Company's products.

COST OF SALES

Cost of sales for the first quarter of fiscal 1996 of $5,345,652 was 56% higher than cost of sales for the first quarter of fiscal 1995 of $3,430,568. Furthermore, the cost of sales as a percentage of revenue increased to 250% in the first quarter of fiscal 1996 from 145% for the same period in the preceding fiscal year.

The Company continues to experience manufacturing problems at the Troy facility. A number of these problems have been addressed and solved. Some of the problems, however, are inherent in the Troy facility, which was designed for research and development rather than volume manufacturing, and are expected to be resolved when all manufacturing is transferred to the new Northville facility. The Company continues to address problems in its manufacturing processes, and has appointed a new General Manager of Manufacturing Operations and a new manager of the final manufacturing assembly and testing area. In addition, the Company has secured assistance and advice from outside sources. Management is satisfied with the progress that has been made to date and is
optimistic about the performance of the Northville facility.   However, it will
not be possible to know the results of the Company's efforts until the start-up process is completed, which is expected to be in the third quarter of fiscal 1996.

Management expects that the Company's production capability will increase significantly once the transfer of production from the Troy facility to the Northville facility is complete, assuming that the Northville facility operates successfully. This is expected to occur sometime in the second half of fiscal 1996.

OTHER COSTS

The Company's internal research and development costs of $529,370 for the first quarter of fiscal 1996 were 64% higher than the internal research and development costs of $322,209 incurred during the first quarter of fiscal 1995. The Company continues to commit additional resources to increasing its standard product line, improving current products, improving the Company's technical position and protecting the Company's intellectual property rights. Management expects to incur internal research and development costs in fiscal 1996 and thereafter at higher levels than in fiscal 1995.

The Company's Selling, General and Administrative costs of $1,139,431 for the first quarter of fiscal 1996 were 36% higher than the Selling, General and Administrative costs of $839,834 incurred during the first quarter of fiscal 1995. The increase can be attributed to the Company expanding its marketing and administrative organization to manage the current and anticipated increases in markets and general business activity. Furthermore, legal and consulting fees relating to the administration and performance of government contracts increased.

Interest expense increased approximately $300,000 due to a portion of the new plant being placed into service, with the consequence that a proportionate amount of the interest incurred on the debt to finance construction of the Northville facility is no longer being capitalized as part of the cost of the facility. The Company also incurred additional interest on higher debt levels to finance ongoing operations when compared to the first quarter of fiscal 1995. Interest expense will continue to increase at an accelerated rate throughout fiscal 1996 as the new plant is completed. The capitalization of interest will be completed by the end of fiscal 1996 and thereafter all of the Company's interest expense will be treated as a period cost.

Liquidity and Capital Resources

The Company's cash and cash equivalents at September 30, 1995 was $612,719, of which $340,299 consisted of funds provided by the Advanced Research Projects Agency (ARPA) under the Company's agreement with ARPA relating to the Northville facility. The Company uses ARPA funds solely for the purchase of manufacturing equipment for the new facility and not for continuing operations. The Company is attempting to manage its cash to minimize borrowings under its $52.5 million commercial credit facility. See Financing Activities.

OPERATING ACTIVITIES

During the first three months of fiscal 1996, the Company incurred a net loss of $5,107,595. Accounts Receivable increased by approximately $1 million due to equipment procured in connection with the ARPA agreement which is expected to be reimbursed in fiscal 1996. Accounts payable and accrued expenses decreased approximately $2.2 million due to the timing of payment of invoices relating to construction of the new facility.

INVESTING ACTIVITIES

During the first quarter of fiscal 1996, the Company spent approximately $2 million for production equipment and start-up costs relating to the Northville facility.

FINANCING ACTIVITIES

During the first quarter of fiscal 1996, the Company received $6.25 million from the sale of preferred stock to Guardian Industries Corp. and borrowed $3.5 million under its $52.5 million credit facility with NBD Bank N.A. and Bank of America NT&SA. Guardian purchased an additional $6.25 million of preferred stock on November 13, 1995. As of September 30, 1995, the Company's aggregate borrowings under its commercial credit facility were $43.5 million. As of November 10, 1995, the Company's aggregate borrowings under its commercial credit facility were $49 million.

The Company's liquidity is decreasing, but management does not anticipate a need for additional cash beyond that available under its current line of credit during fiscal 1996. However, the Company may require additional equity during fiscal 1996 to meet the net worth covenant in its commercial credit agreement, which requires that the Company maintain a net worth of at least $5 million. See Capital Resources.

Capital Resources

The Company has financed the cost of the Northville manufacturing facility and provided working capital through the current period. The cost of the manufacturing facility is currently anticipated to be $102.3 million, which is slightly over the original estimate of $101.5 million. Approximately 90% of the costs have been committed and the plant is scheduled for final completion during the current fiscal year.

Due to the level of current and anticipated losses, management expects additional capital resources will be needed to support the Company's operations. In September 1995, Guardian Industries purchased $6.25 million in preferred stock on the same terms as the preferred stock purchased earlier in 1995. On November 13, 1995, Guardian purchased an additional $6.25 million of preferred stock. Management expects that this $12.5 million will be sufficient for the Company's cash needs through at least the end of fiscal 1996.

The Company anticipates that it will need additional funding thereafter, and that it will require additional equity in the third or fourth quarter of fiscal
1996 to meet the net worth covenant in its commercial credit facility.   The
Company's Board of Directors authorized the issuance of an additional 25,000 shares of preferred stock at its annual meeting on November 9, 1995, bringing the total number of authorized shares to 50,000, of which 25,000 have been issued. At this time, Guardian has not indicated any intention to discontinue funding the Company. If Guardian were to discontinue funding the Company, or offer funding to the Company on terms that were not satisfactory to the Company's disinterested directors, then the Company would have to seek alternative sources of funding. There is no assurance that such alternative sources of funding would be available. In such case, the Company would be unable to meet its obligations and would be materially adversely affected. The Company's Board of Directors authorized the issuance of additional preferred stock (on the same terms as that previously issued) to facilitate additional equity investments by Guardian.

                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On November 9, 1995, at the Company's Annual Meeting of Stockholders, the following matters were submitted to votes of the Company's stockholders:

          The stockholders elected Ralph J. Gerson, Jeffrey A. Knight, C.K. Prahalad, Rex Tapp, Robert M. Teeter, Charles C. Wilson, Mark S. Wrighton and Peter Joel C. Young as directors.

          The stockholders approved the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending June 30, 1996.

          The number of votes cast for each of the above is summarized in the table below:


                                                                                   Broker
                           For       Against        Withheld       Abstentions     Non-votes     Total
  DIRECTORS:
   Ralph J. Gerson         93,230,276       -           -            123,857          28,300      93,382,433
   Jeffrey A. Knight       93,231,326       -           -            122,807          28,300      93,382,433
   C.K. Prahalad           93,217,258       -           -            136,875          28,300      93,382,433
   Rex Tapp                93,221,551       -           -            132,582          28,300      93,382,433
   Robert M. Teeter        93,222,558       -           -            131,575          28,300      93,382,433
   Charles C. Wilson       93,225,526       -           -            128,607          28,300      93,382,433
   Mark S. Wrighton        93,228,458       -           -            125,675          28,300      93,382,433
   Peter Joel C. Young     93,218,126       -           -            136,007          28,300      93,382,433
  APPOINTMENT OF ARTHUR
  ANDERSEN                 93,203,018     64,200        -            112,455           2,760      93,382,433

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    A.    EXHIBITS

          Exhibit 27

    B.    REPORTS ON FORM 8-K

          Report on Form 8-K dated September 20, 1995, reporting the purchase of 6,250 shares of Series A Cumulative Preferred Stock by Guardian Industries Corp. for an aggregate purchase price of $6,250,000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OIS Optical Imaging Systems, Inc.
                                        (Registrant)



Date:  November 14, 1995              By:     /s/Rex Tapp
                                              --------------------------------
                                              Rex Tapp
                                              President and Chief Executive
                                              Officer




Date:  November 14, 1995              By:     /s/Charles C. Wilson
                                              --------------------------------
                                              Charles C. Wilson
                                              Executive Vice President
                                              (Principal Financial and
                                               Accounting Officer)

                                EXHIBIT INDEX

Exhibit
  No.          Description                       Page
-------        -----------                       ----

  27           Financial Data Schedule