Form 10-Q
period 1995-12-31
OIS OPTICAL IMAGING SYSTEMS INC
filed 1996-02-14
CIK 753601

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   December 31, 1995


( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______


                         Commission File Number 0-16343

                       OIS OPTICAL IMAGING SYSTEMS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               38-2544320
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

47050 Five Mile Road, Northville, Michigan                   48167
------------------------------------------               --------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     (313) 454-5560
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X      No
                                     -----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 8, 1996:


Common Stock, $0.01 par value                              96,770,172
-----------------------------                        ---------------------
           Class                                        Number of shares

                         PART I - FINANCIAL INFORMATION

Financial Statements
                      OIS OPTICAL IMAGING SYSTEMS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                            Three Months                    Six Months
                                         Ended December 31              Ended December 31,
                                         -----------------              -------------------
                                        1995           1994              1995          1994
                                        ----           ----              ----          ----
REVENUES

Display revenue                       $1,164,394   $  157,698         $ 2,235,519    $  401,131
Engineering revenue                      891,120    1,348,205           1,923,388     3,394,716
Sensor revenue                            10,317       66,682              48,818       135,534
                                      ----------   ----------          ----------    ----------

 TOTAL REVENUES                        2,065,831    1,572,585           4,207,725     3,931,381

Cost of sales                          6,226,015    4,094,064          11,571,668     7,524,630
                                      ----------   ----------          ----------    ----------

 GROSS MARGIN                         (4,160,184)  (2,521,479)         (7,363,943)   (3,593,249)

OPERATING EXPENSES

Internal research and development        386,870      334,912             916,240       657,122
Selling, general and administrative    1,382,545    1,014,775           2,521,976     1,854,610
                                      ----------   ----------          ----------    ----------


 OPERATING LOSS                       (5,929,599)  (3,871,166)        (10,802,159)   (6,104,981)

OTHER (INCOME) AND EXPENSE

Licensing and royalties                              (100,000)            (41,696)     (100,000)
Other (substantially all interest)       424,089      (48,651)            700,820       (70,831)
                                      ----------   ----------          ----------    ----------

NET LOSS                             $(6,353,688) $(3,722,515)       $(11,461,283)  $(5,934,150)
                                     ===========   ==========        ============   ===========

Preferred stock dividends                435,616       --                 702,739         --
                                     -----------   ----------        ------------   -----------

NET LOSS AVAILABLE TO COMMON
 SHAREHOLDERS                        $(6,789,304) $(3,722,515)       $(12,164,022)  $(5,934,150)
                                     ===========   ==========        ============   ===========

NET LOSS PER COMMON
 SHARE (Note B)                         $(.07)      $(.07)              $(.13)         $(.14)
                                        =====       =====               =====          =====




See notes to financial statements.

                      OIS OPTICAL IMAGING SYSTEMS, INC.

                           CONDENSED BALANCE SHEETS

                                    ASSETS



                                                       December 31,     June 30,
                                                           1995            1995
                                                       ------------    ----------
                                                        (Unaudited)     (Audited)

   CURRENT ASSETS
    Cash and cash equivalents                           $     --     $   495,854
    Cash-restricted                                        311,834       334,227
    Accounts receivable                                  2,173,127     2,097,024
    (Net reserve for doubtful accounts of $60,000
    at December 31, 1995 and June 30, 1995)
    Receivable from U.S. Government                        312,758     2,584,117
    Inventory                                            3,982,417     3,360,062
    Prepaid expenses                                       457,747       299,605
    Insurance receivable                                 6,174,546     2,277,385
    Other current assets                                    75,541        80,560
                                                        ----------    ----------

     TOTAL CURRENT ASSETS                               13,487,970    11,528,834

   PROPERTY AND EQUIPMENT
    Land                                                 3,000,000     3,000,000
    Building                                            10,000,000          --
    Leasehold improvements                                  --         1,037,010
    Machinery and other equipment                        9,662,101     9,105,373
    Capitalized leases - equipment                         365,000       365,000
    Construction in process                             32,959,188    39,339,490
                                                        ----------   -----------
                                                        55,986,289    52,846,873

    Less accumulated depreciation and
     amortization                                       (7,494,218)   (7,111,928)
                                                      ------------    ----------

     NET TOTAL PROPERTY AND EQUIPMENT                   48,492,071    45,734,945

     TOTAL ASSETS                                      $61,980,041   $57,263,779
                                                       ===========   ===========





See notes to financial statements.

                      OIS OPTICAL IMAGING SYSTEMS, INC.

                           CONDENSED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            December 31,                     June 30,
                                                                1995                           1995
                                                          ----------------                ------------
                                                            (Unaudited)                     (Audited)
CURRENT LIABILITIES
Current installments on capital lease obligation           $   113,095                   $   121,633
 Current installment on long-term debt                       1,500,000
 Accounts payable                                            2,458,041                     4,178,305
 Accrued liabilities                                         2,453,581                     1,690,709
 Deferred revenue                                              537,030                       326,954
                                                           -----------                   -----------

    TOTAL CURRENT LIABILITIES                                7,061,747                     6,317,601

LONG-TERM DEBT                                              43,500,000                    40,000,000
LOCAL GOVERNMENT SUBSIDY                                     3,000,000                     3,000,000
CAPITAL LEASE OBLIGATION                                        73,648                       125,454
                                                           -----------                   -----------


    TOTAL LIABILITIES                                       53,635,395                    49,443,055

STOCKHOLDERS' EQUITY
 Preferred Stock, par value $0.01 per share:
    Series A, 8% cumulative, non-convertible
    and non-voting
    Authorized - 50,000 shares
    Issued and outstanding - 25,000 shares
    at December 31, 1995 and 12,500 shares at June 30, 1995        250                           125
 Common Stock, par value $0.01 per share:
    Authorized - 125,000,000 shares
    Issued and outstanding - 96,725,987 shares
    at December 31, 1995 and 96,712,931 at June 30, 1995       967,260                       967,129
 Additional paid-in capital                                 93,923,278                    81,325,112
 Accumulated deficit                                       (86,302,412)                  (74,138,390)
 Deferred compensation                                        (243,730)                     (333,252)
                                                           -----------                   -----------


    TOTAL STOCKHOLDERS' EQUITY                               8,344,646                     7,820,724
                                                           -----------                   -----------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $61,980,041                   $57,263,779
                                                           ===========                   ===========





See notes to financial statements.

                      OIS OPTICAL IMAGING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                        1995           1994
                                                    -------------  ------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(11,461,283)  $ (5,934,150)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                      1,419,300        552,069
    Deferred compensation expense                         89,522        113,557
  Impact on cash flows from changes in
  assets and liabilities:
    Accounts receivable                               (1,701,905)    (1,167,120)
    Prepaid expenses and other                          (153,123)       (28,124)
    Inventory                                           (622,355)      (461,094)
    Accounts payable and accrued expenses             (1,660,131)    (8,261,632)
    Deferred revenue                                     210,076        (40,795)
                                                    ------------   ------------

    NET CASH  (USED IN)
     OPERATING ACTIVITIES                            (13,879,899)   (15,227,289)

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (4,176,426)   (13,605,123)
                                                    ------------   ------------

    NET CASH (USED IN) INVESTING
    ACTIVITIES                                        (4,176,426)   (13,605,123)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases                   (60,344)       (99,082)
  Net proceeds from line of credit                     5,000,000     24,500,000
  Net proceeds from issuance of common stock              98,422        117,818
  Net proceeds from issuance of preferred stock       12,500,000          --
                                                    ------------   ------------

    NET CASH PROVIDED BY
    FINANCING ACTIVITIES                              17,538,078     24,518,736
                                                    ------------   ------------

(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                            (518,247)    (4,313,676)


 NET CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                 830,081      4,447,069
                                                    ------------   ------------

 NET CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $    311,834   $    133,393
                                                    ============   ============


See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                    SIX MONTHS ENDED
                                                    ----------------
                                                       DECEMBER 31,
                                                   1995     1994
                                                 --------  ------

               SUPPLEMENTAL DISCLOSURES OF CASH
                FLOW INFORMATION:

                Cash paid for interest           $737,857   $6,037



                Cash equivalents:

                Cash equivalents consist of investments in short-term, highly-liquid securities having maturity of three months or less, made as a part of OIS' cash management activity.



SUPPLEMENTAL SCHEDULE OF NONCASH
 TRANSACTIONS:


                                                   SIX MONTHS ENDED
                                                 --------------------
                                                     DECEMBER 31,
                                                   1995       1994
                                                 --------  ----------


           Accrual of preferred dividends        $702,739



           Capitalization of equipment pursuant               365,000
            to capital lease obligation

           Conversion of Guardian Equity to                10,500,000
            common stock







See statements of cash flows.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A - Financial Statement Presentation

The condensed financial statements included herein have been prepared by OIS Optical Imaging Systems, Inc. ("the Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. There have been no significant changes in such information since the date of such financial statements except as noted below.

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its financial position as of December 31, 1995 and June 30, 1995, the results of operations for the three and six months ended December 31, 1995 and 1994 and cash flows for the six months ended December 31, 1995 and 1994.

NOTE B - Net Loss Per Share

Net loss per share is based on the weighted average number of shares of Common Stock outstanding during the periods. The weighted average number of shares used in the computation for the three months ended December 31, 1995 and 1994 was 96,724,556 and 55,704,048, respectively. The weighted average number of shares used in the computation for the six months ended December 31, 1995 and 1994 were 96,721,392 and 43,265,306, respectively.

     Guardian Industries Corp. exercised its option to purchase additional shares of common stock on November 26, 1994 at which time the Company issued approximately 41,900,000 shares to Guardian and issued approximately 23,900,000
shares to William Davidson.   Guardian had irrevocably committed to such
exercise as of June 30, 1994. If these shares had been issued on June 30, 1994, the loss per share would have been $.06 and $.04 per share based on a weighted average number of approximately 96,600,000 shares for the six months and three months ending December 31, 1994, respectively.

NOTE C - Reclassification

     Certain amounts in the prior year financial statements have been reclassified to conform with the current financial presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Summary

The operating results for the first six months of fiscal 1996 continue to reflect a significant increase in losses resulting from higher costs of sales and operating costs. Although revenue from the sale of displays has increased, the Company's ability to generate additional sales of displays continues to be constrained because the Company's new Northville facility has not yet completed start-up. The Company continues to focus on the sale of standard displays and to limit customer-funded engineering activity. The Company has made progress in addressing the manufacturing problems at its Troy facility, which are discussed below under Cost of Sales. These manufacturing problems together with the concurrent costs of maintaining and operating the Troy facility and starting up the Northville facility resulted in significantly higher costs and losses in the first half of fiscal 1996.

Management does not expect fiscal 1996 revenue to increase significantly over fiscal 1995 and the trend of increased costs and increased operating losses is expected to continue at least through the end of the current fiscal year. The degree of success of the Company's efforts during fiscal 1996 will determine whether the Company's costs of sales and overall operating results can improve in the following fiscal years.

The start-up of the Northville facility is progressing. The first pre-production glass cells were completed during the first quarter of fiscal 1996 and the second set of pre-production glass cells were completed during the second quarter of fiscal 1996. On the basis of pre-production runs, additional progress must be made in certain critical areas of the manufacturing process at the Northville facility, including demonstration of consistency in process control, before the Northville facility will be ready for the full transfer of production from the Troy facility. Management now expects the start-up phase to be ongoing through the end of fiscal 1996. However, the start-up of a facility as unique and complex as the Northville facility is an inherently uncertain undertaking.

Three months and six months ended December 31, 1995 and 1994.


REVENUES

Total revenue for the first six months of fiscal 1996 of $4,207,725 was 7% higher than total revenue of $3,931,381 for the same period in the preceding fiscal year. Total revenue for the second quarter of fiscal 1996 of $2,065,831 was 31% higher than total revenue of $1,572,585 for the second quarter in the preceding fiscal year. Although total revenue for the first six months of fiscal 1996 was not significantly different when compared to the same period in the preceding fiscal year, as expected revenue from customer-funded engineering activity decreased while revenue from the sale of displays increased.

Revenue from the sale of displays for the first six months of fiscal 1996 and the second quarter of fiscal 1996 of $2,235,519 and $1,164,394 was 457% and 638% higher, respectively, when compared to $401,131 and $157,698 for the same periods in the preceding fiscal year. Revenue from customer-funded engineering and development activities for the first six months of fiscal 1996 and the second quarter of fiscal 1996 of $1,923,388 and $891,120 was 43% and 34% lower, respectively, when compared to $3,394,716 and $1,348,205 for the same periods in the preceding fiscal year. Management expects this trend to continue throughout fiscal 1996 as the Company completes its transition to full scale manufacturing.

Significant additional display revenue will be necessary if the Company is to improve operating results. Until Management is better able to evaluate the time needed to complete the start-up of the Northville facility, the Company continues to restrict additional orders for displays for delivery in fiscal 1996 since the capacity of the Troy facility is limited. While Management expects the level of demand for the Company's displays to increase in the future, it continues to be uncertain as to the rate at which activity in the commercial and military avionics market segment will increase. The rate of increase depends on how quickly AMLCDs are deployed into new products and applications and is uncertain. The Company is currently attempting to increase its sales of displays in the military and avionics market segments and is working with potential customers on other applications for the Company's products. If these efforts, along with the start-up of the Northville facility, are successful, the Company's revenue could increase significantly in fiscal 1997 and thereafter.

The Company is continuing to deliver displays to customers, and customers continue to report that they are pleased with the quality and performance of the Company's products.

COST OF SALES

Cost of sales for the first six months and second quarter of fiscal 1996 of $11,571,668 and $6,226,015 was 54% and 52% higher, respectively, when compared to $7,524,630 and $4,094,064 for the same periods in the preceding fiscal year. Furthermore, the cost of sales as a percentage of revenue increased, for the first six months and second quarter of fiscal 1996, to 275% and 301%, respectively, from 191% and 260% when compared to the same period in the preceding fiscal year.

Continuing manufacturing difficulties at the Troy facility have resulted in low yields, equipment downtime and significant repair costs necessary to keep the Troy facility operating. These factors have significantly increased the Company's cost of sales. While many of these problems have been addressed, some problems are inherent in the Troy facility which was designed for research and development rather than volume manufacturing. The increase in cost of sales is further magnified when compared to fiscal 1995 because of the additional costs incurred to maintain and staff both the Troy and Northville facilities during fiscal 1996. Depreciation expense, a component of cost of sales, increased approximately $750,000 during the first six months and first quarter of fiscal 1996 when compared to the same periods in the preceding fiscal year due to portions of the Northville facility and process equipment being placed into service during the current fiscal year.

Management also continues to address certain manufacturing process problems in connection with the start-up of the Northville facility. Management expects that these manufacturing process problems will be resolved by the time all manufacturing is transferred from the Troy facility to the Northville facility. However, it will not be possible to know the results of the Company's efforts until the start-up process at the Northville facility is complete.

Management expects that the Company's production capability will increase significantly once the transfer of production from the Troy facility to the Northville facility is complete, assuming that the Northville facility operates successfully. Due to the increased time anticipated to complete the start-up, Management does not expect the transfer of production to begin until the first quarter of fiscal 1997.

Other Costs

The Company's internal research and development costs for the first six months and second quarter of fiscal 1996 of $916,240 and $386,870 were 40% and 16% higher, respectively, than $657,122 and $334,912 which was incurred in the same periods in fiscal 1995. The Company continues to commit additional resources to expanding its standard product line, improving current products, improving the Company's technical position and protecting the Company's intellectual property rights. Management expects that internal research and development costs in fiscal 1996 and thereafter will be higher than fiscal 1995 levels.

The Company's Selling, General and Administrative costs for the first six months and second quarter of fiscal 1996 of $2,521,976 and $1,382,545 were 36% higher when compared to $1,854,610 and $1,014,775 for the same periods in fiscal 1995. The increase is attributable to the Company expanding its marketing and administrative organization to manage the current and anticipated increases in marketing and general business activity. Furthermore, legal and consulting fees relating to the administration and performance of government contracts increased.

Interest expense for the first six months and second quarter of fiscal 1996 increased approximately $770,000 and $470,000 when compared to the same periods during fiscal 1995. This was due to portions of the Northville facility being placed in service, with the consequence that a proportionate amount of the interest incurred on the debt to finance the construction of the Northville facility is no longer being capitalized as part of the cost of the facility. The Company also continued to incur additional interest on higher debt levels to finance ongoing operations when compared to fiscal 1995. Interest expense will continue to increase at an accelerated rate throughout the remainder of fiscal 1996 and thereafter as the start-up of the Northville facility is completed and it begins operation. The capitalization of interest is expected to be completed by the end of fiscal 1996 and thereafter all of the Company's interest expense will be treated as a period cost.

Other differences between the first six months and second quarter of fiscal year 1996 and 1995 are not discussed because Management believes they result principally from differences in timing of revenue and expenses, and not from any known trends.

Liquidity and Capital Resources.

1. Liquidity

The Company's cash and cash equivalents at December 31, 1995 was $311,834 all of which consisted of funds provided by the Advanced Research Projects Agency
(ARPA) under the Company's agreement with ARPA relating to the Northville facility. The Company uses ARPA funds solely for the purchase of manufacturing equipment for the Northville facility and not for continuing operations. The Company is attempting to manage its cash requirements to minimize borrowings under its $52.5 million commercial credit facility. See Financing Activities.

OPERATING ACTIVITIES

During the first six months of fiscal 1996 the Company incurred a net loss of $11,461,283. Accounts Receivable increased by a net amount of $1.7 million due to the Company's incurring approximately $3.9 million of expenses in connection with the March 1995 fire, which expenses are expected to be reimbursed by insurance later in fiscal 1996, and the receipt of approximately $2.2 million from ARPA in connection with equipment procured under the ARPA agreement. Accounts payable and accrued expenses decreased approximately $1.8 million due to the timing of payment of invoices relating to construction of the Northville facility. Depreciation expense increased approximately $1.4 million due to portions of the Northville facility being placed in service.

INVESTING ACTIVITIES

During the first six months of fiscal 1996, the Company spent approximately $4.2 million for production equipment and start-up costs relating to the Northville facility.

FINANCING ACTIVITIES

During the first six months of fiscal 1996, the Company received $12.5 million from the sale of preferred stock to Guardian Industries Corp. and borrowed $5 million under its $52.5 million credit facility with NBD Bank N.A. and Bank of America NT&SA. As of December 31, 1995, the Company's aggregate borrowings under its commercial credit facility were $45 million. As of February 8, 1996, the Company's aggregate borrowings under its commercial credit facility were $49.5 million.

The Company's liquidity is decreasing and management anticipates a need for additional cash to support the Company's operations during the fourth quarter of fiscal 1996. However, the Company will require additional equity during the third quarter of fiscal 1996 to meet a minimum equity covenant in its commercial credit agreement, which requires the Company to maintain a net worth of at least $5 million. See Capital Resources.

2. Capital Resources

The Company has financed the cost of the Northville facility and provided working capital through the current period. The cost of the Northville facility is currently anticipated to be $102.3 million, which is slightly over the original estimate of $101.5 million. Over 90% of the costs have been committed and the plant is scheduled for completion of start-up and beginning of full transfer of production from Troy during the first quarter of fiscal 1997.

The Company is in the process of completing the acquisition from Wayne County of an additional 80 acres of land adjacent to the Company's existing property in Northville. The acquisition of this land will ensure that sufficient space is available if the Company should need to expand. The agreement with Wayne County provides a conditional purchase price of $800,000. The price is conditioned upon the Company beginning construction of a large scale manufacturing facility within five years and employing 500 employees at such facility within eight years. If the Company does not meet these conditions, it will have the option of either (i) paying approximately $3 million to the county as additional consideration for the land or (ii) conveying the land back to the county and receiving a refund of the original $800,000 purchase price (without interest).

Due to the level of current and anticipated losses, Management expects additional capital resources will be needed to meet the minimum equity covenant in the Company's commercial credit agreement and to support the Company's operations. During the first six months of fiscal 1996, Guardian Industries Corp. ("Guardian") purchased $12.5 million in preferred stock on the same terms as the preferred stock purchased by Guardian in fiscal 1995. The Company and Guardian are in the process of discussing the terms of an agreement which would make available up to $10 million in additional funding. Management expects this amount would be sufficient to meet the Company's needs through the end of fiscal 1996 and that an agreement with Guardian will be concluded by the end of February 1996. At this time Guardian has indicated its intention to continue funding the Company. If Guardian were to discontinue funding the Company, or offer funding to the Company on terms that were not satisfactory to the Company's disinterested directors, then the Company would have to seek alternative sources of funding. There is no assurance that such alternative sources of funding would be available. In such case, the Company would be unable to meet its obligations and would be materially adversely affected.

                          PART II - OTHER INFORMATION

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

   A.    EXHIBITS

         Exhibit 27.  Financial Data Schedule (EDGAR version only).

   B.    REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OIS Optical Imaging Systems, Inc.
                                        (Registrant)




Date:  February 13, 1996                By:  /s/ Rex Tapp
                                             -----------------------------
                                             President and Chief Executive
                                             Officer




Date:  February 13, 1996                By:  /s/ Charles C. Wilson
                                             -----------------------------
                                             Charles C. Wilson
                                             Executive Vice President
                                             (Principal Financial and
                                             Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


     OIS Optical Imaging Systems, Inc.
     (Registrant)




          Date:  February __, 1996  By:
                                         -----------------------------
                                         Rex Tapp
                                         President and Chief Executive
                                         Officer




          Date:  February __, 1996  By:
                                         -----------------------------
                                         Charles C. Wilson
                                         Executive Vice President
                                         (Principal Financial and
                                         Accounting Officer)