Form 10-Q
period 1996-03-31
OIS OPTICAL IMAGING SYSTEMS INC
filed 1996-05-15
CIK 753601

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          March 31, 1996
                                                ------------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from       to
                                        -----    -----

                       Commission File Number 0-16343

                      OIS OPTICAL IMAGING SYSTEMS, INC.
       ---------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                    38-254432
- --------------------------------      --------------------------------------
(State of other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

47050 Five Mile Road, Northville, Michigan                    48167
- ---------------------------------------------        -----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code    (313) 454-5560
                                                     -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 13, 1996:

Common Stock, $0.01 par value                                   97,102,657
- -------------------------------                           ---------------------
            Class                                            Number of shares

PART I - FINANCIAL INFORMATION

Financial Information
                      OIS OPTICAL IMAGING SYSTEMS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                               Three Months                     Nine Months
                                             Ended March 31,                  Ended March 31,
                                       ------------------------------    ----------------------------
                                           1996             1995             1996            1995
                                       ------------      ------------    -------------    -----------
REVENUE
Display revenue                        $  3,457,846      $    202,338    $   5,693,365    $   603,469
Engineering revenue                       1,310,328         1,585,835        3,233,715      4,980,551
Sensor revenue                               17,668           118,902           66,486        254,436
                                       ------------      ------------    -------------    -----------
 TOTAL REVENUES                           4,785,842         1,907,075        8,993,566      5,838,456

Cost of sales                             6,784,943         4,020,992       18,356,611     11,545,622
                                       ------------      ------------    -------------    -----------
 GROSS MARGIN                            (1,999,101)       (2,113,917)      (9,363,045)    (5,707,166)

OPERATING EXPENSES
Internal research and development           439,187           278,493        1,355,427        935,615
Selling, general and administrative       1,300,867         1,088,796        3,822,843      2,943,406
                                       ------------      ------------    -------------    -----------
 OPERATING LOSS                          (3,739,155)       (3,481,206)     (14,541,315)    (9,586,187)

OTHER (INCOME) AND EXPENSE
Licensing and royalties                     (60,686)           (9,281)        (102,382)      (109,149)
Insurance proceeds (Note D)                (803,624)          --              (803,624)        --
Other (substantially all interest)          625,393           (34,348)       1,326,212       (105,311)
                                       ------------      ------------    -------------    -----------
NET LOSS                               $ (3,500,238)     $ (3,437,577)   $ (14,961,521)   $(9,371,727)
                                       ============      ============    =============    ===========
Preferred stock dividends                   568,767           --             1,271,506         --

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                           $ (4,069,005)     $ (3,437,577)   $ (16,233,027)   $(9,371,727)
                                       ============      ============    =============    ===========
NET LOSS PER COMMON
SHARE (Note B)                         $       (.04)     $       (.04)   $       (.17)    $      (.15)
                                       ============      ============    =============    ===========

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                    March 31,        June 30,
                                                      1996             1995
                                                   -----------     -----------
                                                   (Unaudited)      (Audited)

CURRENT ASSETS
 Cash and cash equivalents                         $   324,633     $   495,854
 Cash-restricted                                       403,542         334,227
 Accounts receivable                                 4,185,139       2,097,024
 (Net reserve for doubtful accounts of
 $60,000 at March 31, 1996 and June 30, 1995)
 Receivable from U.S. Government                       215,263       2,584,117
 Inventory                                           4,638,585       3,360,062
 Prepaid expenses                                      505,381         299,605
 Insurance receivable                                6,699,436       2,277,385
 Other current assets                                   17,310          80,560
                                                   -----------     -----------
 TOTAL CURRENT ASSETS                               16,989,289      11,528,834
PROPERTY AND EQUIPMENT
 Land                                                3,000,000       3,000,000
 Building                                           10,000,000          --
 Leasehold improvements                                --            1,037,010
 Machinery and other equipment                       9,875,427       9,105,373
 Capitalized leases - equipment                        365,000         365,000
 Construction in process                            35,105,581      39,339,490
                                                   -----------     -----------
                                                    58,346,008      52,846,873
 Less accumulated depreciation and
  amortization                                      (8,578,117)     (7,111,928)
                                                   -----------     -----------
NET TOTAL PROPERTY AND EQUIPMENT                    49,767,891      45,734,945
TOTAL ASSETS                                       $66,757,180     $57,263,779
                                                   ===========     ===========


See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             March 31,          June 30,
                                                              1996               1995
                                                            -----------       -----------
                                                            (Unaudited)        (Audited)
CURRENT LIABILITIES
 Current installments on capital lease obligation           $   124,500       $   121,633
 Current installment on long-term debt                        2,250,000            --
 Accounts payable                                             1,670,638         4,178,305
 Accrued liabilities                                          1,845,642         1,479,751
 Deferred revenues                                              584,457           326,954
                                                            -----------       -----------
  TOTAL CURRENT LIABILITIES                                   6,475,237         6,106,643
LONG-TERM DEBT                                               41,250,000        40,000,000
LOCAL GOVERNMENT SUBSIDY                                      3,000,000         3,000,000
DIVIDENDS PAYABLE                                             1,482,466           210,958
CAPITAL LEASE OBLIGATION                                         31,718           125,454
                                                            -----------       -----------
  TOTAL LIABILITIES                                          52,239,421        49,443,055
STOCKHOLDERS' EQUITY
 Preferred Stock, par value $0.01 per share:
  Series A, 8% cumulative, non-convertible
  and non-voting
  Authorized - 50,000 shares
  Issued and outstanding - 35,000 shares at March
  31, 1996 and 12,500 shares at June 30, 1995                       350               125
 Common Stock, par value $0.01 per share:
  Authorized - 125,000,000 shares
  Issued and outstanding - 97,081,657 shares at
  March 31, 1996 and 96,712,931 at June 30, 1995                970,817           967,129
Additional paid-in capital                                  105,422,413        81,325,112
Accumulated deficit                                         (90,371,417)      (74,138,390)
Deferred compensation                                        (1,504,404)         (333,252)
                                                            -----------       -----------
 TOTAL STOCKHOLDERS' EQUITY                                  14,517,759         7,820,724
                                                            -----------       -----------
 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                     $66,757,180       $57,263,779
                                                            ===========       ===========


See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             NINE MONTHS ENDED MARCH 31,
                                                           ------------------------------
                                                               1996              1995
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $(14,961,521)     $ (9,371,727)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                              2,503,200           793,554
   Deferred revenues                                            257,503          (588,076)
   Deferred compensation expense                                233,388           170,336
 Impact on cash flows from changes in assets and
  liabilities:
   Accounts receivable                                       (4,141,312)        7,801,552
   Prepaid expenses and other                                  (142,526)          (84,503)
   Inventory                                                 (1,278,523)       (1,272,422)
   Accounts payable and accrued expenses                     (2,141,775)       (9,819,907)
                                                           ------------      ------------
   NET CASH USED IN
    OPERATING ACTIVITIES                                    (19,671,566)      (12,371,193)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                        (6,536,145)      (18,922,403)
                                                           ------------      ------------
   NET CASH USED IN INVESTING ACTIVITIES                     (6,536,145)      (18,922,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital leases                           (90,869)         (128,674)
 Net proceeds from line of credit                             3,500,000        23,500,000
 Net proceeds from issuance of common stock                     196,674         6,586,219
 Net proceeds from issuance of  preferred stock              22,500,000            --
                                                           ------------      ------------
 NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                 26,105,805        29,957,545
                                                           ------------      ------------
(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                   (101,906)       (1,336,051)
NET CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                            830,081         4,447,069
                                                           ------------      ------------
NET CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                             $    728,175      $  3,111,018
                                                           ============      ============

See notes to financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                      NINE MONTHS ENDED
                                                 --------------------------
                                                         MARCH 31,
                                                    1996          1995
                                                 ------------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

Cash paid for interest                           $1,006,114    $8,343



Cash equivalents:
Cash equivalents consist of investments in short-term, highly-liquid securities having an initial maturity of three months or less, made as a part of OIS' cash management activity.

SUPPLEMENTAL SCHEDULE OF NONCASH
 TRANSACTIONS:

                                                      NINE MONTHS ENDED
                                                 --------------------------
                                                         MARCH 31,
                                                    1996          1995
                                                 ------------  ------------
Common Stock issued in exchange for deferred
 compensation, net of terminations               $1,404,540    $    95,937
Accrual of preferred dividends                    1,271,506          --
Capitalization of equipment pursuant to
 capital lease obligation                             --           365,000
Conversion of Guardian equity to
 Common Stock                                         --        10,500,000

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

       In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its financial position as of March 31, 1996 and June 30, 1995, the results of operations for the three and nine months ended March 31, 1996 and 1995 and cash flows for the nine months ended March 31, 1996 and 1995.

  NOTE B - Net Loss Per Share

       Net loss per share is based on the weighted average number of shares of Common Stock outstanding during the periods. The weighted average number of shares used in the computation for the three months ended March 31, 1996 and 1995 were 97,016,730 and 96,687,467, respectively. The weighted average number of shares used in the computation for the nine months ended March 31, 1996 and 1995 were 96,819,833 and 61,073,502, respectively.

       Guardian Industries Corp. exercised its option to purchase additional shares of common stock on November 26, 1994 at which time the company issued approximately 41,900,000 shares to Guardian and issued approximately 23,900,000 shares to William Davidson. Guardian had irrevocably committed to such exercise as of June 30, 1994. If these shares had been issued on June 30, 1994, the loss per share would have been $.10 per share based on a weighted average number of shares 96,649,072 shares for the nine months ending March 31, 1995.

  NOTE C - Reclassification

       Certain amounts in the prior year financial statements have been reclassified to conform with the current financial presentation.

  NOTE D - Insurance Proceeds

       During the quarter ended March 31, 1996, the Company received $803,624 that represented the business interruption portion of the insurance claim related to the fire that occurred on March 1, 1995.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Summary

       The operating results for the first nine months of fiscal 1996 continue to reflect a significant increase in losses resulting from higher cost of sales and operating costs. Although revenue from the sale of displays has increased, the Company's ability to generate additional sales of displays continues to be constrained because the Company's Northville facility has not completed start-up. The Company continues to focus on the sale of standard displays but is also exploring opportunities to adapt its sensor technology for use in medical and other imaging applications. The Company continues to restrict customer funded engineering activity. The Company also continues to address the manufacturing problems at its Troy facility, which are discussed below under Cost of Sales. These manufacturing problems, together with limited production capacity at the Troy facility and the costs to maintain and operate the Troy Facility as well as start-up the Northville facility, resulted in significantly higher costs and losses in the first nine months of fiscal 1996.

       Because of higher than expected revenues from sales of displays, management now expects fiscal 1996 revenue to increase over fiscal 1995. However, the trend of increased costs and operating losses is expected to continue through the end of the current fiscal year. The results of the Company's efforts during fiscal 1996, including the start-up of the Northville facility, will determine whether the Company's cost of sales and overall operating results can improve in the following fiscal years.

       The start-up of the Northville facility is progressing. The first production units produced at the Northville facility were completed and delivered to customers during the fourth quarter of fiscal 1996. However, there remain some critical areas, including demonstration of consistency in process control, that require additional progress before the start-up will be completed and the Northville facility will be ready for the full transfer of production from the Troy facility. Although the start-up of a facility with this level of complexity is inherently an uncertain process, there has been significant progress to date, and management expects that start-up will be completed during the first quarter of fiscal 1997.

  Three months and nine months ended March 31, 1996 and 1995.

  REVENUES

       Total revenue for the first nine months of fiscal 1996 of $8,993,566 was 54% higher than total revenue of $5,838,456 for the same period in the preceding fiscal year. Total revenue for the third quarter of fiscal 1996 of $4,785,842 was 151% higher than total revenue of $1,907,075 for the third quarter in the preceding fiscal year. The increase is attributable to a substantial increase in revenue from the sale of displays which was partly offset by a decrease in revenue generated from customer funded engineering.

       Revenue from the sale of displays for the first nine months of fiscal 1996 and the third quarter of fiscal 1996 of $5,693,365 and $3,457,846 was 843% and 1609% higher, respectively, when compared to $603,469 and $202,338 for the same periods in the preceding fiscal year. The increase in revenue from the sale of displays is the result of increased deliveries of various sizes under multiple programs, the largest being deliveries of three different sizes under the F-22 program. The F-22 program generated approximately $2.8 million or 49% of the display revenue during the first nine months of the current fiscal year. Revenue from customer-funded engineering and development activities for the first nine months of fiscal 1996 and the third quarter of fiscal 1996 of $3,233,715 and $1,310,328 was 35% and 17% lower, respectively, when compared to $4,980,551 and $1,585,835 for the same periods in the preceding fiscal year. Management expects the trend of increased display revenue and decreased engineering revenue to continue throughout fiscal 1996 as the Company completes its transition to full scale manufacturing.

       Significant additional display revenue will be necessary if the Company is to improve operating results. Until start-up of the Northville facility is completed, revenue growth will be constrained. The Company is continuing to restrict additional orders for displays for delivery in the current fiscal year but is working closely with customers on the status of the Northville facility. While management expects the level of demand for the Company's displays to increase in the future, it continues to be uncertain as to the rate at which activity in the commercial and military avionics market segment will increase. The rate of increase depends on how quickly AMLCDs are deployed into new products and applications, and is uncertain. The Company is currently attempting to increase its sales in the military and avionics market segment and to work with potential customers in other market segments. If these efforts and the start-up of the new facility are successful, the Company's revenues could increase significantly in fiscal 1997 and thereafter.

       The Company is continuing to deliver displays to customers, and customers continue to report that they are pleased with the quality and performance of the Company's products.

  COST OF SALES

       Cost of sales for the first nine months and third quarter of fiscal 1996 of $18,356,611 and $6,784,943 was 59% and 69% higher, respectively, when compared to $11,545,622 and $4,020,992 for the same periods in the preceding fiscal year. Furthermore, the cost of sales as a percentage of revenue increased for the first nine months of fiscal 1996 to 204% from 198% when compared to the same period in the preceding fiscal year. The cost of sales as a percentage of revenue decreased for the third quarter of fiscal 1996 to 142% from 211% when compared to the same period in the prior fiscal year. This decrease was caused by the increased amount of display revenue generated during the third quarter at higher margins than the third quarter of the previous year, but does not represent any known trend.

       Continuing manufacturing difficulties at the Troy facility have resulted in low yields, equipment downtime and significant repair costs necessary to keep the Troy facility operating. These factors have increased the Company's cost of sales. While many of these problems have been addressed, some problems are inherent in the Troy facility, which was designed for research and development rather than volume manufacturing. The amount of increase is further magnified when compared to fiscal 1995 because of the additional costs incurred to maintain and staff two facilities during fiscal 1996. Depreciation expense, a component of cost of sales, increased approximately $1.7 million and $281,000 during the first nine months and third quarter of fiscal 1996, respectively, when compared to the same periods in the preceding fiscal year. This was due to portions of the Northville facility and process equipment being placed into service during the current fiscal year.

       Management continues to address problems in its manufacturing process and is satisfied with the progress that has been made to date and remains optimistic about the performance of the Northville facility. Certain manufacturing difficulties are inherent to the Troy facility and will continue to have a negative impact on the Company's operations as long as the Troy facility is operating. Management expects that the Company's production capability will increase significantly, and cost of sales will decrease as a percentage of revenue, once the transfer of production from the Troy facility to the Northville facility is complete, assuming that the Northville facility operates successfully. This transfer is expected to occur during the first quarter of fiscal 1997. However, it will not be possible to know the results of the Company's efforts until the start-up process at the Northville facility is complete.

  Other Costs

       The Company's internal research and development costs for the first nine months and third quarter of fiscal 1996 of $1,355,427 and $439,187 were 45% and 58% higher, when compared to $935,615 and $278,493 for the same periods in fiscal 1995. The Company continues to commit resources to increasing its standard product line, improving current products, improving the Company's technical position and protecting the Company's intellectual property rights. Management expects to incur internal research and development costs in fiscal 1996 and thereafter at higher levels than in fiscal 1995.

       The Company's Selling, General and Administrative costs for the first nine months and third quarter of fiscal 1996 of $3,822,843 and $1,300,867 were 30% and 19% higher when compared to $2,943,406 and $1,088,796 for the same periods in fiscal 1995. The increase is attributable to the Company expanding its marketing and administrative organization to manage the current and anticipated increases in markets and general business activity.

       Interest expense for the first nine months and third quarter of fiscal 1996 increased approximately $1.4 million and $650,000 when compared to the same periods during fiscal 1995. This was due to portions of the Northville plant being placed in service, with the consequence that a proportionate amount of interest incurred on the debt to finance the construction of the Northville facility is no longer being capitalized as part of the cost of the Northville facility. The Company also continued to incur additional interest on higher debt levels to finance ongoing operations, when compared to fiscal 1995. Interest expense will continue to increase at an accelerated rate throughout the remainder of fiscal 1996 and thereafter as start-up of the Northville facility is completed. The capitalization of interest is expected to be completed by the end of fiscal 1996 and thereafter all of the Company's interest expense will be treated as a period cost.

       During the third quarter of fiscal 1996 the Company received $803,624 of insurance proceeds, recorded as "other income", resulting from the interruption of business caused by the fire at the Northville facility in March 1995. This amount is separate from the reimbursable expenses incurred by the Company to repair damage from the fire which is discussed under "Liquidity and Capital Resources".

       Other differences between the first nine months and third quarter of fiscal year 1996 and 1995 are not discussed because management believes they result principally from differences in timing of revenue and expenses, and not from any known trends.

  Liquidity and Capital Resources.

  1. Liquidity

       The Company's cash and cash equivalents at March 31, 1996 was $728,175, of which $403,542 consisted of funds provided by the Defense Advanced Research Projects Agency (DARPA) under the Company's agreement with DARPA relating to the Northville facility. The Company uses DARPA funds solely for the purchase of manufacturing equipment for the new facility and not for continuing operations. The Company is attempting to manage its cash to minimize borrowings under its $52.5 million commercial credit facility. See Financing Activities.

  OPERATING ACTIVITIES

       During the first nine months of fiscal 1996 the Company incurred a net loss of $14,961,521. Accounts Receivable increased by a net amount of $4.1 million due to approximately $6.5 million of expenses incurred in connection with the March 1995 fire, which are expected to be reimbursed in fiscal 1996 offset by the receipt of approximately $2.4 million from DARPA in connection with equipment procured under the DARPA agreement. Accounts payable and accrued expenses decreased approximately $1.3 million due to the timing of payment of invoices relating to construction of the new facility. Depreciation expense increased approximately $2.5 million due to portions of the new facility being placed in service. Inventory increased approximately $1.3 million as the Company increased levels of raw materials to sustain increased manufacturing activity associated with the start-up of the Northville facility.

  INVESTING ACTIVITIES

       During the first nine months of fiscal 1996, the Company spent approximately $6.5 million for production equipment and start-up costs relating to the Northville facility.

  FINANCING ACTIVITIES

       During the first nine months of fiscal 1996, the Company received $22.5 million from the sale of preferred stock to Guardian Industries Corp. and borrowed a net amount of $3.5 million under its $52.5 million credit facility with NBD Bank N.A. and Bank of America NT&SA. As of March 31, 1996, the Company's aggregate borrowings under its commercial credit facility were $43.5 million. As of May 13, 1996, the Company's aggregate borrowings under its commercial credit facility were $46.5 million.

       The Company's liquidity is decreasing and management anticipates a need for additional cash during the first half of fiscal 1997 to support the Company's operations and meet a minimum equity covenant in its commercial credit agreement, which requires the Company to maintain a net worth of at least $5 million. See Capital Resources.

  Capital Resources

       The Company has financed the cost of its Northville facility and provided working capital through the current period. The cost of the Northville facility and related start-up is currently anticipated to be $105.9 million, which is 4% over the original estimate of $101.5 million. Over 90% of these costs have been committed and completion of start-up is scheduled for the first quarter of fiscal 1997.

       The Company is in the process of completing the acquisition of an additional 80 acres of land adjacent to the existing property in Northville. The agreement with Wayne County provides a conditional purchase price of $800,000. The price is conditioned on the Company beginning construction on a large scale facility within five years and employing 500 employees within eight years. If the Company does not meet these conditions, it will have the option of either (i) paying approximately $3 million to the county as additional consideration for the land or (ii) conveying the land back to the county and receiving a refund of the original $800,000 purchase price (without interest).

       Due to the level of current and anticipated losses, Management expects additional capital resources will be needed to support the Company's operations. During the first nine months of fiscal 1996, Guardian Industries Corp. ("Guardian") purchased $22.5 million in preferred stock on the same terms as the preferred stock purchased in fiscal 1995. While at this time Guardian has indicated its intention to continue funding the Company, the Company is currently investigating alternative sources to meet its capital needs. Although there is no assurance that such alternative sources would be available, management expects that additional funding will be obtained. If, however, the Company were unable to obtain funding from Guardian or other sources, the Company would be unable to meet its obligations and would be materially adversely affected.

  PART II - OTHER INFORMATION

  Item 5.  Other Information

       None.

  Item 6.  Exhibits and Reports on Form 8-K


       A.  EXHIBITS

       Exhibit 27.  Financial Data Schedule (EDGAR version only).

       B.  REPORTS ON FORM 8-K

       The Company filed Report on Form 8-K dated February 28, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OIS Optical Imaging Systems, Inc.
                                      (Registrant)

Date:  May 14, 1996                   By:  /s/ Rex Tapp
                                          -------------------------------------
                                           Rex Tapp
                                           President and Chief Executive Officer



Date:  May 14, 1996                   By:  /s/ Charles C. Wilson
                                          -------------------------------------
                                           Charles C. Wilson
                                           Executive Vice President
                                           (Principal Financial and
                                           Accounting Officer)

                                EXHIBIT INDEX



Exhibit
  No.                            Description                             Page
- -------                          -----------                             ----
  27                             Financial Data Schedule
