Form 10-K
period 1996-06-30
OIS OPTICAL IMAGING SYSTEMS INC
filed 1996-09-26
CIK 753601

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark one)
  [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR FISCAL YEAR ENDED  ___JUNE 30, 1996____

  [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO ____________

                         Commission File Number 0-16343

                       OIS OPTICAL IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     38-2544320
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

47050 FIVE MILE ROAD, NORTHVILLE, MICHIGAN                48167
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (810) 454-5560

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:

         Title of Each Class              Name of Exchange on which Registered
         --------------------             ------------------------------------

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

The aggregate market value of voting stock held by non-affiliates (based upon the average bid and asked prices of such stock in the Over-the- Counter market) on September 18, 1996 was approximately $55,555,488.

The number of shares of Registrant's Common Stock outstanding on September 18, 1996 was 97,142,665.

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1996, are incorporated by reference into Part II of this Report. Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on November 20, 1996, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1: BUSINESS

INTRODUCTION

         OIS Optical Imaging Systems, Inc. ("OIS" or the "Company") is a Delaware corporation that was first organized in 1984 and develops, manufactures and sells active matrix liquid crystal displays ("AMLCDs"). The Company's principal market for AMLCDs is commercial and military avionics. OIS also derives some revenue from the manufacture and sale of image sensors ("sensors") and from licensing and royalty agreements. The Company is planning to enter the medical display and imaging market.

         During fiscal 1996, the Company completed construction of its new facility in Northville Township, Michigan. The Company recently completed the transfer of production from its Troy, Michigan facility to the Northville facility and has ceased operations at its Troy facility.

         Guardian Industries Corp. ("Guardian"), a privately held
Michigan-based worldwide manufacturing company, owns approximately 53.3% of the outstanding common stock of OIS (as well as 35,000 shares of non-voting, non-convertible, preferred stock), and William Davidson, the President and Chief Executive Officer of Guardian, owns an additional 27.6% of the outstanding common stock of OIS. See Certain Relationships and Related Transactions and Security Ownership of Certain Beneficial Owners and Management.

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

         Until recently, OIS has been the only active manufacturer of AMLCDs in the United States. One other U.S. company has begun production of small AMLCDs, and certain other U.S. based companies have announced that they intend to produce AMLCDs. Other manufacturers are located in Canada, Europe and Japan. See Competition. The principal current submarket for the Company's displays is the military and commercial avionics market, in which displays are incorporated into instruments used in civilian and military aircraft and other military display applications. In this submarket, the Company's customers are typically avionics integrators who purchase displays to be integrated into a panel of navigation instruments, either for a new aircraft or for retrofitting into an existing aircraft. These avionics integrators generally then resell the instrument system to a prime contractor or end user. In some cases, the Company sells directly to the prime contractors or end users.

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

         In the past, the Company obtained most of its business, and in fiscal 1994 and 1995 obtained 88% and 69% of its revenue, respectively, from development agreements. However, the Company has made a strategic decision to pursue the sale of standard products and minimize development work.

         Development agreements typically involve adapting OIS' standard products to meet certain form, fit and optical requirements for a specific application. Development agreements, notwithstanding their name, typically do not involve the development of new technology of general application. Under a development agreement, the Company delivers a specified number of prototype displays. Development agreements may provide the customer with options to enter into production contracts for specified numbers of displays after the prototype displays have been delivered and accepted. The ultimate determination of the customer to award a production contract depends on the prototype display meeting the requirements of the development agreement among other things.

         The Company's policy is to develop new technologies of general application using its own funds and to attempt to retain ownership of related intellectual property rights. OIS has expended $688,094, $1,306,843 and $1,971,513 in Company sponsored research and development for fiscal years 1994, 1995 and 1996 respectively.

         Production contracts or orders for the sale of displays call for the Company to sell larger quantities of displays that are generally intended for use in a product supplied by OIS' customer to either the commercial or military avionics markets. For example, OIS currently has a production contract to deliver standard displays to Allied Signal for use in flight instruments in commercial aircraft. The Company expects to secure the majority of its business from orders for the sale of standard displays and not from development agreements. In some cases, the Company will make minor modifications to its displays at a customer's request and will charge the customer for the engineering work involved.

         Through fiscal 1996, the Company produced displays in its Troy, Michigan facility which was originally designed primarily for research and development, not production. In addition, the Troy facility had limited capacity. The Company has experienced significant production difficulties resulting from the design limitations and age of the Troy facility as well as difficulties in applying its manufacturing processes as production volumes increase. Despite these difficulties, the Company was able to manufacture displays in limited numbers at the Troy facility and has gained significant manufacturing experience. The Company has used this experience in the design and start up of the new Northville facility. The Troy facility has been closed, and the Company is currently producing displays at its Northville facility. See Management's Discussion and Analysis.

         Image Sensors. In addition to displays, the Company manufactures image sensors. Image sensors detect an image on a surface and convert it into electronic impulses. Image sensors are used, for example, in telecopiers
("fax" machines), electronic copyboards and page scanners.   At present, the
only customer for the Company's sensors is Quartet Manufacturing Co., which incorporates sensors into electronic copyboards. The Company does not believe that the loss of this customer would have a material adverse effect on the Company. Although the Company has focused primarily on its display business, the Company has begun efforts to enter the market for digital radiological (x-ray) image sensors which could replace the use of traditional film-based files.

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

         In the high end submarket in which OIS competes, the most significant source of competition comes from currently existing, non-AMLCD technologies such as electromechanical displays and cathode ray tube displays (CRTs). AMLCDs have a number of performance advantages over CRTs and electromechanical displays, including less thickness, lower weight, higher contrast, sunlight readability and longer mean time between failures. OIS management believes that customers recognize that the AMLCD is a superior technology. The Company currently competes with non-AMLCD technologies primarily on the basis of performance. However, OIS' ultimate success in displacing CRTs and electromechanical displays will depend on, among other things, the Company's ability to compete on the basis of price by reducing the per unit cost of its AMLCDs.

         OIS experiences competition for sales of AMLCDs primarily from two sources. The first is Litton of Canada which markets AMLCDs to Litton Systems, a sister company which is in the business of supplying whole avionic flight information systems.

         The other source of competition is indirect competition from Japanese manufacturers of consumer grade AMLCDs. Although OIS management believes that consumer grade AMLCDs generally do not meet current military or avionics requirements, a number of avionics integrators are purchasing consumer grade AMLCDs and adapting them to avionics or military use. These adapted products are a growing source of competition for the Company. Although the adapted products generally have weaker performance in one or more respects than OIS' products, these adapted products appear to be lower in price. The Company is carefully monitoring developments in adapted products.

         Several U.S. companies present a potential source of competition for the Company in the market for high-end AMLCDs. One American company, Kopin Corp., is manufacturing small AMLCDs for head/helmet mounted applications and for screen projection where an image is projected through an AMLCD onto a screen. The Company is not aware of any plans by Kopin to manufacture AMLCDs that would compete directly with products manufactured by the Company. Two other U.S. based companies have announced plans to manufacture AMLCDs: Image Quest Technologies, a start-up company backed by Hyundai of South Korea, and dpiX, a subsidiary of Xerox. Although the Company is not aware of successful production of AMLCDs by either Image Quest or dpiX, each company has been awarded several development contracts and has announced plans to manufacture AMLCDs which would compete with several of the Company's products. While Hyundai and Xerox each have at their disposal substantial resources that could be devoted to the development and manufacture of AMLCDs, the Company does not know the actual level of financial commitment which Hyundai or Xerox have to these companies. The potential competitive impact of these companies is not yet clear.

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

         In the fiscal 1996, the Company derived approximately 38% of its operating revenues from development agreements, approximately 61% from sales of displays (including both production agreements and off-the-shelf sales) and approximately 1% from image sensors. See Management's Discussion & Analysis -- Results of Operations.

         Presently, the largest ultimate customer for the Company's displays is the United States government, principally the Department of Defense, which is purchasing displays indirectly through a number of prime contractors and avionics integrators. In the fiscal year ended June 30, 1996, approximately 80% of the Company's revenue was derived from U.S. government contracts. When the ultimate customer is an agency of the United States government, the laws and regulations relating to government contracts apply. Even when the Company develops a display for an integrator who is supplying to the government, the contract is a "government contract" in the sense that the Company is required by the contract to satisfy the military specifications and the laws and regulations relating to government contracts and is responsible directly to the government for certain matters relating to the contract. The Company's policy is to sell displays for use by the government as "catalog products" which permits application of somewhat simpler government regulations.

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

         The Company has three customers that each individually accounted for more than 10% of its total revenues in the fiscal year ended June 30, 1996:
Kaiser Electronics, Honeywell Satellite Systems, and Allied Signal. Two agreements with Kaiser Electronics, both of which are government contracts, accounted for approximately $5,250,000 or 50% of revenue.

         Marketing and Development of the Market. During fiscal 1996, the Company continued to expand its marketing efforts. The marketing department is currently working primarily in the commercial and military avionics submarket. The Company is increasing its efforts to obtain sales for industrial and medical instrumentation applications.

         During fiscal 1996, the Company continued to experience requests for proposals and marketing activity which resulted in additional production orders. Management expects that the Company's targeted submarket will expand substantially in the next five to seven years, but there is significant uncertainty as to how much expansion will occur in the next one to three years.

        Fiscal 1996 Results . During fiscal 1996, the Company experienced higher revenue and increased losses caused in substantial part by a reduction in engineering and development revenue, high manufacturing costs and delayed shipments related to the problems experienced in its manufacturing operations. See Management's Discussion & Analysis -- Results of Operations -- Costs of Sales.

        New Manufacturing Facility . The Company has built a new mid-volume manufacturing facility in Northville Township, Michigan. This facility is intended to serve the commercial and military avionics submarket and to manufacture for high-end commercial instrumentation and medical imaging applications, not the consumer electronics submarket. See Competition. The new facility is intended to be "state-of-the-art" and incorporates flexible manufacturing technology that is intended to facilitate the relatively small production runs that characterize the Company's current submarket.

         The Company began the lengthy process startup procedures in June 1995. The first glass substrates were processed in August 1995. Several sets of pre-production glass cells were produced in the first half of fiscal 1996, and the first production units were produced in the fourth quarter of fiscal 1996. Production has been be transferred from the Troy facility to the Northville facility, and the Company has ceased operations in the Troy facility. Some of the equipment that was used at the Troy facility will be moved to the Northville facility for use in research and development.

         The Northville facility was built under an agreement with the Advanced Research Projects Agency of the U.S. Department of Defense ("ARPA"), under which the federal government provides $48 million to OIS upon the attainment of specified planning and construction milestones. OIS used the government funds to purchase process equipment for the Northville facility. The government will own that equipment but OIS will be entitled to use the government-owned equipment through August 1998 without payment. In 1998, OIS will have the option to purchase any or all of the government-owned equipment at its then fair market value. Through August 30, 1996, OIS had invoiced, and the government had paid, approximately $47 million of the $48 million anticipated under the ARPA Agreement.

         Future Operations. Management believes that the Company's ability to operate profitably after the start-up of the Northville facility and for the short to medium term thereafter will depend on a number of factors, including the following:

         1. The rate at which demand for high performance AMLCDs increases.

         2. The successful operation of the Northville facility. Management believes that the Northville facility reflects the state-of- the-art in display manufacturing facilities, but no AMLCD manufacturing facility has ever been built in the United States and there is no assurance the Company will be able to manufacture displays at competitive cost in the Northville facility.

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

        Consumer Electronics Applications . The Company has established a goal of entering the market for flat panel displays in consumer electronics products. If the Company is to enter this market, it will need to build a large scale high volume manufacturing facility. Management is engaging in some preliminary discussions with potential customers for such a facility. The Company is preparing a preliminary design and cost estimate. The Company has no firm plans or timetable for entering the consumer electronics market.

FINANCING DEVELOPMENTS

         During fiscal 1996, the Board of Directors of OIS increased the amount of Series A Cumulative Preferred Stock, par value $0.01 (the "Preferred Stock"), which OIS is authorized to issue from 25,000 shares is 50,000 shares. The Preferred Stock is not convertible into common stock or any other security and is non-voting (except in limited circumstances relating to the rights of the Preferred Stock). The Preferred Stock earns a cumulative dividend at an annual rate of 8% for five years from the date of issuance and at an increasing floating rate (subject to a cap of 16.5%) thereafter. The purchaser of Preferred Stock cannot cause its redemption, and OIS can redeem Preferred Stock only upon a vote of the directors of OIS that are independent of the owner or owners of the Preferred Stock being redeemed.

         During fiscal 1996, Guardian purchased 22,500 shares of Preferred Stock for an aggregate purchase price of $22,500,000. The investment by Guardian was approved by the disinterested members of OIS's Board of Directors.

         During fiscal 1996, the disinterested members of OIS authorized OIS to borrow up to $15,000,000 from Guardian at an annual interest rate of 5.7%, with all interest and principal due and payable on November 1, 1996. As of September 19, 1996, OIS had borrowed $15,000,000 from Guardian.

         The Company continues to utilize commercial financing from Bank of America NTSA and NBD Bank N.A. in the form of a term loan and a credit facility, both maturing in December, 1999. The financing agreements were amended in fiscal 1995 to increase available credit from $40 million to $52.5 million. The financing agreements include a number of covenants, including a prohibition on granting security interests, limitations on capital expenditures and dispositions of assets and financial covenants. Additionally, under the terms of the financing agreements, OIS is restricted from incurring additional debt (as defined) and paying cash dividends. Furthermore, OIS must meet certain financial covenants as defined in the financing agreements. The financing is unsecured and provides for interest rates to be determined at the times of borrowing equal to NBD Bank N.A.'s prime rate or LIBOR plus a margin of .875% or at elected fixed rates with interest periods ranging from 30 days to 180 days. The term loans are payable in quarterly principal installments of $3,000,000 on June 30, 1997, $1,250,000 commencing September 30, 1997 through December 31, 1997, $2,500,000 commencing March 31, 1998 through June 30, 1998, $2,750,000 commencing September 30, 1998 through December 31, 1998, $3,375,000 commencing March 31, 1999 through June 30, 1999, $3,875,000 on September 30, 1999 and
$24,375,000 on December 31, 1999.  The Company also pays a commitment fee of
 .375% of the unused portion of the credit facility. The revolving credit facility matures in December 1999. As of June 30, 1996, $1.5 million of the credit facility remained unused.

         The Company expects to require and to pursue additional equity, and possibly debt, financing in fiscal 1997, but has not determined the amount or nature of the prospective financing. See Management's Discussion & Analysis -- Capital Resources.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Business Data. The following table shows the amount and percentage of the Company's revenues contributed by, the operating profit attributable to, and the assets associated with the development and sales of displays and sales of sensors for each of the three fiscal years ending June 30, 1994, 1995 and 1996:

                                             FY 96                     FY 95                        FY 94
                                   ---------------------       --------------------      ------------------------
                                         AMOUNT        %          AMOUNT         %            AMOUNT           %
                                   ----------------------      --------------------      ------------------------
REVENUE:

  SALE OF DISPLAYS                 $  6,488,975       61%      $  2,290,242     27%      $  1,256,655        11%

  ENGINEERING                         4,001,414       38%         5,799,519     69%        10,322,328        88%

  SALE OF SENSORS                  $    104,818        1%      $    333,280      4%      $    121,406         1%
                                    -----------                 -----------

  TOTAL REVENUES                   $ 10,595,207      100%      $  8,423,041    100%      $ 11,700,389       100%

OPERATING PROFIT:

  SALE OF DISPLAYS                 $ (9,166,315)     -87%      $ (7,282,803)   -86%      $ (2,139,937)      -18%

  ENGINEERING                       (13,328,809)    -126%        (6,629,522)   -79%        (2,764,300)      -24%

  SALE OF SENSORS                  $(   348,887)      -3%      $ (1,018,924)   -12%      $   (822,590)       -7%
                                   ------------                 ------------               -----------

TOTAL OPERATING PROFITS
   (LOSS)                          $(22,844,011)    -216%      $(14,931,279)  -177%      $ (5,726,827)      -49%

ASSETS:(1)

  FIXED ASSETS (NBV)               $ 54,731,463      517%      $ 45,734,945    543%       $22,017,665       188%
  INVENTORY                        $  5,847,250       55%      $  3,360,062     40%       $ 2,083,601        18%

(1) For each year, all fixed assets and 99% of the inventory relate to the development and sale of displays, and 1% of the inventory relates to sale of sensors.

         The following table shows the domestic and foreign revenues attributable to the industry segments for each of the three fiscal years ending June 30, 1994, 1995 and 1996:

                                    FY 96                      FY 95                     FY 94
                             -------------------         ------------------        -------------------
                             AMOUNT          %            AMOUNT         %           AMOUNT       %
                             -------------------         ------------------        -------------------

REVENUE:

ENGINEERING &
SALE OF DISPLAYS

     DOMESTIC               $ 9,878,531       93%       $ 7,830,225       93%      $10,883,165       93%

     FOREIGN                    611,858        6%           259,536        3%          695,818        6%


SALE OF SENSORS

     DOMESTIC                   104,818        1%           333,280        4%          121,406        1%

     FOREIGN                    _______                     _______                    _______


TOTAL REVENUES              $10,595,207      100%       $ 8,423,041      100%      $11,700,389      100%
                             ----------                  ----------                 ----------
TOTAL:


     DOMESTIC               $ 9,983,349       94%       $ 8,163,505       97%      $11,004,571       94%

     FOREIGN                    611,858        6%           259,536        3%          695,818        6%
                            -----------                  ----------               ------------

                            $10,595,207      100%       $ 8,423,041      100%      $11,700,389      100%

         Backlog at June 30, 1996, was approximately $28.5 million, as compared to $19.8 million at June 30, 1995. It is expected that approximately $21 million of the backlog will be filled in fiscal 1997 if there are no cancellations or delays in existing programs. In fiscal 1996, the Company experienced delays that resulted in the amount of backlog that was actually filled in the fiscal year being approximately $3 million less than had been anticipated.

         Raw materials and components necessary for production of displays and sensors are generally available from several sources. The Company does not foresee an unavailability of materials or components that would have a material adverse effect on its overall business, or any of its business segments, in the near term.

         The Company's business is not seasonal.

         The Company employed 284 persons at June 30, 1996.

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

         Where management has considered it appropriate, the Company has sought patent protection for its inventions in the United States and in other countries. The Company owns over 30 patents, most of which were granted less than ten years ago, and has a number of patent applications pending or in preparation. Management believes that a number of these patents represent or have the potential to represent significant developments, generally in the form of enhancements or improvements to existing technologies, which may be important for the Company and its competitive position. The level of patent activity (and related expense) has increased in fiscal 1996 and is expected to continue to increase.

         The Company began a review of its own intellectual property rights and the intellectual property rights of others in the display field late in fiscal 1995. That review is not yet complete, but the Company expects to complete it in fiscal 1997. Hundreds of patents relating to AMLCDs have been granted. The Company will review whether it may be necessary or advantageous to obtain licenses for technology owned or claimed by others, or to seek to protect its intellectual property rights.

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

ITEM 2:  PROPERTIES

         The principal executive offices of the Company are located at the Company's 108,000 square foot pilot demonstration, research, production and office facility in Northville Township, Michigan. The Company also continues to lease two buildings in Troy, Michigan which were formerly used for production.

ITEM 3:  LEGAL PROCEEDINGS

         The Company is not subject to any material pending legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to stockholders during the fourth quarter of the fiscal year.


                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The information set forth under the caption "PRICE RANGE OF COMMON STOCK" appearing in the Annual Report to Shareholders for the fiscal year ended June 30, 1996, is incorporated by reference into this Report.

ITEM 6:  SELECTED FINANCIAL DATA

         The information set forth under the caption "SELECTED FINANCIAL DATA" appearing in the Annual Report to Shareholders for the fiscal year ended June 30, 1996, is incorporated by reference into this Report.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information set forth under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" appearing in the Annual Report to Shareholders for the fiscal year ended June 30, 1996, is incorporated by reference into this Report.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Financial Statements of the Company and Report of Independent Public Accountants set forth in the Annual Report to Shareholders for the fiscal year ended June 30, 1996, are incorporated by reference into this Report:

         Report of Independent Public Accountants

         Balance Sheets - June 30, 1996 and 1995

         Statements of Operations - years ended June 30, 1996, 1995 and 1994

         Statements of Stockholders' Equity - years ended June 30, 1996, 1995 and 1994

         Statements of Cash Flows - years ended June 30, 1996, 1995 and 1994

         Notes to Financial Statements

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF OIS

         The information set forth under the caption "ELECTION OF DIRECTORS" appearing in the Proxy Statement for the fiscal year ended June 30, 1996, is incorporated by reference into this Report.


ITEM 11:   EXECUTIVE COMPENSATION

         The information set forth under the caption "EXECUTIVE COMPENSATION" appearing in the Proxy Statement for the fiscal year ended June 30, 1996, is incorporated by reference into this Report.


ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" appearing in the Proxy Statement for the fiscal year ended June 30, 1996, is incorporated by reference into this Report.


ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" appearing in the Proxy Statement for the fiscal year ended June 30, 1996, is incorporated by reference into this Report.

                                    PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.      List of Financial Statements

         The following financial statements of the Company are set forth in of the Annual Report to Shareholders for the fiscal year ended June 30, 1996, and are incorporated by reference into this Report by Item 8 hereof:

                 Report of Independent Public Accountants
                 Balance Sheets - June 30, 1996 and 1995
                 Statements of Operations - years ended June 30, 1996, 1995 and 1994
                 Statements of Stockholders' Equity - years ended June 30, 1996, 1995 and 1994
                 Statements of Cash Flows - years ended June 30, 1996, 1995 and 1994
                 Notes to Financial Statements

         2.      List of Financial Statement Schedules                   PAGE

         The following financial statement schedules of the Company are included in this Report:

                 Schedule II - Valuation and Qualifying Accounts -
                 June 30, 1996, 1995 and 1994 . . . . . . . . . . . .     17

         Schedules, other than those referred to above, are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

         3.      List of Exhibits


         EXHIBIT
         NUMBER           DESCRIPTION
         -------          -----------
         [S]     [C]
         3(i)    Restated Certificate of Incorporation as currently in effect.
                 (Filed as Exhibit to OIS' Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.)

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

         10.12 OIS 1994 Significant Employee Stock Incentive Plan. (Filed as Exhibit to OIS' Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.)

         10.13 Amended and Restated Agreement between ECD and OIS dated April 14, 1992. (Filed as Exhibit to OIS's Annual Report on Form 10- K for the fiscal year ended June 30, 1992, and incorporated herein by reference.)

         10.14 Amended and Restated Services Agreement between OIS and Guardian dated June 30, 1995. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.)

         10.15 Loan Agreement and Master Demand Note between OIS and NBD Bank, N.A., dated March 19, 1993. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

         10.16 Credit Agreement between OIS, Bank of America National Trust and Savings Associations and NBD Bank, N.A., as Banks, NBD Bank, N.A., as Administrative Agent, and BA Securities, Inc., as Arranger, dated December 14, 1993. (Filed as Exhibit to OIS's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, and incorporated herein by reference.)

         10.17 Amendment No. 2 and Waiver to Credit Agreement between OIS, Bank of America National Trust and Savings Association and NBD Bank, N.A., as Banks, NBD Bank, N.A., as Administrative Agent, and BA Securities, Inc., as Arranger, dated February 28, 1995. (Filed as Exhibit to OIS' Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.)

         10.18 Amendment No. 3 to Credit Agreement between OIS, Bank of America National Trust and Savings Association and NBD Bank, N.A., as Banks, and NBD Bank, N.A., as Administrative Agent, dated September 19, 1996.

         10.19 Line of Credit Agreement and Line of Credit Note between OIS and Guardian dated August 26, 1993. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

         10.20 Agreement between OIS and The Advanced Research Projects Agency dated August 26, 1993. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

         10.21 Consultant Agreement between OIS and Peter Joel C. Young dated as of September 1, 1995. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.)

         13 Form of Annual Report to Shareholders of the Company for the fiscal year ended June 30, 1996. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

         23      Consent of Arthur Andersen LLP dated September 26, 1996.

         27      Financial Data Schedule.   (EDGAR version only.)

(b)      Reports on Form 8-K

         None.

                    Report of Independent Public Accountants



To OIS Optical Imaging Systems, Inc.

We have audited, in accordance with generally accepted auditing standards, the financial statements included in OIS Optical Imaging Systems, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 23, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


\s\ Arthur Andersen LLP

Detroit, Michigan
August 23, 1996

                       OIS OPTICAL IMAGING SYSTEMS, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         JUNE 30, 1996, 1995, AND 1994


                               COLUMN B                          COLUMN C                   COLUMN D        COLUMN E
                               --------                          --------                   --------        --------

                               BALANCE AT                  ADDITIONS        ADDITIONS
                               BEGINNING                CHARGED TO         CHARGED TO                       BALANCE AT END
DESCRIPTION                    OF PERIOD            COSTS AND EXPENSES    OTHER ACCOUNTS    DEDUCTIONS         OF PERIOD
- -----------                    ---------           ------------------     --------------   ----------       --------------
YEAR ENDED JUNE 30, 1996:
    ALLOWANCE FOR DOUBT        $   60,000                                                                    $  60,000
    ACCOUNTS

YEAR ENDED JUNE 30, 1995:
    ALLOWANCE FOR DOUBT        $   60,000                                                                    $  60,000
    ACCOUNTS

YEAR ENDED JUNE 30, 1994:
    ALLOWANCE FOR DOUBT        $        0               $ 60,000                                             $  60,000
    ACCOUNTS

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          OIS OPTICAL IMAGING SYSTEMS, INC.

                          By: \s\ Rex Tapp
                              -----------------------------------------------
                              Rex Tapp, President and Chief Executive Officer

Dated:  September 26, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 \s\ Charles C. Wilson              Executive Vice President,                        September 10, 1995
- --------------------------------    Chief Financial Officer &
Charles C. Wilson                   Director
                                    (Principal Financial &
                                    Accounting Officer)


 \s\ Rex Tapp                       President, Chief Executive                       September 10, 1995
- --------------------------------    Officer & Director
Rex Tapp


 \s\ Ralph J. Gerson                Chairman of the Board & Director                 September 10, 1995
- --------------------------------
Ralph J. Gerson


 \s\ Jeffrey A. Knight              Director                                         September 10, 1995
- --------------------------------
Jeffrey A. Knight


 \s\ C. K. Prahalad                 Director                                         September 10, 1995
- --------------------------------
C. K. Prahalad


 \s\ Robert M. Teeter               Director                                         September 10, 1995
- --------------------------------
Robert M. Teeter


 \s\ Mark S. Wrighton               Director                                         September 10, 1995
- --------------------------------
Mark S. Wrighton


 \s\ Peter Joel C. Young            Director                                         September 10, 1995
- --------------------------------
Peter Joel C. Young

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
- ------           -----------
10.18            Amendment No. 3 to Credit Agreement between OIS, Bank of America National Trust and Savings Association and NBD
                 Bank, N.A., as Banks, and NBD Bank, N.A., as Administrative Agent, dated September 19, 1996.

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

23               Consent of Arthur Andersen LLP dated September 26, 1996.

27               Financial Data Schedule.   (EDGAR version only)