Form 10-Q
period 1996-09-30
OIS OPTICAL IMAGING SYSTEMS INC
filed 1996-11-14
CIK 753601

                                  FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1996


( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                    ------    ------

                         Commission File Number 0-16343

                       OIS OPTICAL IMAGING SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      38-2544320
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

47050 Five Mile Road, Northville, Michigan                 48167
------------------------------------------               ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (313) 454-5560
                                                  ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 11, 1996:


              Common Stock, $0.01 par value         97,137,140
              -----------------------------      ----------------
                          Class                  Number of shares

                         PART I - FINANCIAL INFORMATION

Financial Statements
                      OIS OPTICAL IMAGING SYSTEMS, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                             Three Months
                                                          Ended September 30,
                                                      --------------------------
                                                          1996          1995
                                                      ------------  ------------
REVENUES
Display                                               $ 1,022,416   $ 1,071,125
Engineering                                             1,271,195     1,027,844
Sensor                                                     51,072        42,924
                                                      -----------   -----------
TOTAL REVENUES                                          2,344,683     2,141,893

COST OF SALES
Display                                                 3,163,618     2,502,098
Engineering                                             3,540,662     2,743,775
Sensor                                                    157,300        97,679
                                                      -----------   -----------
TOTAL COST OF SALES                                     6,861,580     5,343,552

 GROSS MARGIN                                          (4,516,897)   (3,201,659)

OPERATING EXPENSES
Internal research and development                         669,350       529,370
Selling, general and administrative                     1,498,375     1,141,531
                                                      -----------   -----------
TOTAL OPERATING EXPENSES                                2,167,725     1,670,901

 OPERATING LOSS                                        (6,684,622)   (4,872,560)

OTHER INCOME AND (EXPENSE)
Interest expense                                       (1,112,797)     (288,532)
Interest income                                               257        10,969
Licensing and royalties                                     1,135        41,696
Other                                                     224,744           832
                                                      -----------   -----------
TOTAL OTHER INCOME AND (EXPENSE)                         (886,661)     (235,035)
                                                      -----------   -----------

NET LOSS                                              $(7,571,283)  $(5,107,595)
                                                      -----------   -----------
Preferred stock dividends                                 705,753       267,123
                                                      -----------   -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS             $(8,277,036)  $(5,374,718)
                                                      ===========   ===========

NET LOSS PER COMMON SHARE (Note B)                     $     (.09)  $      (.06)
                                                      ===========   ===========

See notes to financial statements.

                      OIS OPTICAL IMAGING SYSTEMS, INC.

                               BALANCE SHEETS

                                   ASSETS

                                                   September 30,     June 30,
                                                       1996            1996
                                                   -------------  -------------
                                                    (Unaudited)     (Audited)
CURRENT ASSETS
 Cash and cash equivalents                         $       -0-    $         516
 Accounts receivable
  (Net of reserve for doubtful accounts of
  $60,000 at September 30, 1996 and June 30,
  1996)                                                4,182,704      3,232,486
 Receivable from U.S. Government                         144,150        131,705
 Inventories                                           9,452,922      5,847,250
 Insurance receivable                                  4,438,482      6,085,263
 Prepaid expenses and other current assets               782,340        485,251
                                                   -------------  -------------
  TOTAL CURRENT ASSETS                                19,000,598     15,782,471

PROPERTY AND EQUIPMENT
 Land                                                  3,000,000      3,000,000
 Building                                             33,962,033     32,232,265
 Machinery and other equipment                        31,080,797     28,670,855
 Construction in process                                 236,815        129,074
                                                   -------------  -------------
 TOTAL PROPERTY AND EQUIPMENT                         68,279,645     64,032,194

Less accumulated depreciation                        (10,722,731)    (9,300,731)
                                                   -------------  -------------

 NET TOTAL PROPERTY AND EQUIPMENT                     57,556,914     54,731,463
                                                   -------------  -------------
 TOTAL ASSETS                                      $  76,557,512  $  70,513,934
                                                   =============  =============

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     September 30,     June 30,
                                                         1996            1996
                                                     -------------   ------------
                                                      (Unaudited)      (Audited)
CURRENT LIABILITIES
 Current installments on capital lease obligation    $      94,451   $    125,454
 Subordinated note payable to affiliate                 15,000,000      2,000,000
 Current installment on long-term debt                   4,250,000      3,000,000
 Accounts payable                                        3,448,026      5,599,266
 Accrued interest                                        1,442,493        951,103
 Deferred revenue                                          118,818        236,845
 Other accrued liabilities                               1,111,636        437,562
                                                     -------------   ------------
  TOTAL CURRENT LIABILITIES                             25,465,424     12,350,230

LONG-TERM DEBT                                          48,250,000     48,000,000
LOCAL GOVERNMENT SUBSIDY                                 2,975,000      3,000,000
                                                     -------------   ------------
  TOTAL LIABILITIES                                     76,690,424     63,350,230

STOCKHOLDERS' EQUITY
 Preferred Stock, par value $0.01 per share:
  Series A, 8% cumulative, non-convertible
  and non-voting
  Authorized - 50,000 shares
  Issued and outstanding - 35,000 shares
  at September 30, 1996 and at June 30, 1996                   350            350
 Common Stock, par value $0.01 per share:
  Authorized - 125,000,000 shares
  Issued and outstanding - 97,137,140 shares
  at September 30, 1996 and 97,103,790 shares at
  June 30, 1996                                            971,371        971,038
 Additional paid-in capital                            105,214,493    105,457,517
 Accumulated deficit                                  (105,626,708)   (98,055,426)
 Deferred compensation                                    (692,418)    (1,209,775)
                                                     -------------   ------------
  TOTAL STOCKHOLDERS' EQUITY                              (132,912)     7,163,704
                                                     -------------   ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  76,557,512   $ 70,513,934
                                                     =============   ============

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             THREE MONTHS ENDED
                                                         --------------------------
                                                               SEPTEMBER 30,
                                                             1996          1995
                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $(7,571,283)  $(5,107,595)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                            1,397,000       335,400
  Deferred compensation expense                              171,166        61,657
 Impact on cash flows from changes in assets
  and liabilities:
  Accounts receivable                                        684,118    (1,028,267)
  Prepaid expenses and other assets                         (297,089)      (40,637)
  Inventory                                               (3,605,672)       41,483
  Accounts payable and accrued liabilities                  (985,775)   (2,208,865)
  Deferred revenues                                         (118,027)      (44,620)
                                                         -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                    (10,325,562)   (7,991,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                     (4,247,451)   (1,975,179)
                                                         -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                     (4,247,451)   (1,975,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long term debt                        (31,003)      (30,055)
 Net proceeds from issuance of debt and notes             14,500,000     3,500,000
 Net proceeds from issuance of common stock                  103,500        29,316
 Net proceeds from issuance of preferred stock                --         6,250,000
                                                         -----------   -----------
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                   14,572,497     9,749,261
                                                         -----------   -----------
DECREASE IN CASH AND CASH EQUIVALENTS                           (516)     (217,362)

NET CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                             516       830,081
                                                         -----------   -----------
NET CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                           $     -0-     $   612,719
                                                         ===========   ===========

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                             THREE MONTHS ENDED
                                                            --------------------
                                                               SEPTEMBER 30,
                                                              1996       1995
                                                            ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                      $621,407   $288,532

  Cash equivalents:
  Cash equivalents consist of investments in short-term, highly-liquid securities having maturity of three months or less, made as a part of OIS' cash management activity.


SUPPLEMENTAL SCHEDULE OF NONCASH
 TRANSACTIONS:


                                                             THREE MONTHS ENDED
                                                            --------------------
                                                               SEPTEMBER 30,
                                                              1996       1995
                                                            ---------  ---------
Common stock issued in exchange for deferred
compensation, net of terminations                            $346,191     --







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

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments consisting only of normal recurring items, required to present fairly its financial position as of September 30, 1996, the results of operations for the three months ended September 30, 1996 and 1995 and cash flows for the three months ended September 30, 1996 and 1995.

NOTE B - Net Loss Per Share

Net loss per share is based on the weighted average number of shares of Common Stock outstanding during the periods. The weighted average number of shares used in the computation for the three months ended September 30, 1996 and 1995 was 97,137,140 and 96,718,181, respectively.

NOTE C - Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform with the current financial presentation.

NOTE D - Subsequent Events

On October 29, 1996 the Company's Board of Directors created and authorized for issuance 100,000 shares of Series B Cumulative Preferred Stock, par value $.01, with an original issuance price of $1,000 per share. The Series B Preferred Stock bears a cumulative dividend rate of 8% for the first three years and a floating rate, subject to a 16.5% cap, thereafter. Each share of Series B Preferred Stock entitles the holder to 350 votes on each and every matter submitted to a vote of the Company's shareholders. The Series B Preferred Stock is non-convertible.

On October 30, 1996, the Company exchanged the 35,000 shares of Series A Preferred Stock held by Guardian Industries Corp. ("Guardian") and all dividends in arrears for 38,137 shares of Series B Preferred Stock. Guardian and William Davidson contributed common stock of the Company and other property to GD Investments Corp. ("GDIC"), a Guardian affiliate. On October 31, 1996 the Company sold 21,000 shares of Series B Preferred Stock to GDIC at a price of $1,000 per share. OIS used the proceeds to retire its subordinated note payable (Bridge Loan) and all accrued interest to Guardian, which amounted to approximately $18.9 million.

As a result of the above transactions, the Company is eligible to be a member of Guardian's affiliated tax group ("Affiliated Group"). This allows the Company's tax losses, credits and/or income generated after October 31, 1996 to be included in the single consolidated federal income tax return filed by the Affiliated Group. Guardian and the Company entered into a Tax Sharing Agreement dated November 1, 1996 pursuant to which the Company will receive or make tax sharing payments based on the amount by which the federal income tax liability of the Affiliated Group is reduced or increased by inclusion of the Company in the Affiliated Group.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

Summary

The operating results for the first quarter of fiscal 1997 continue to reflect substantial operating losses. Although the Northville plant is now on line, volume of production was low during the quarter as the process of plant ramp-up
was beginning.   As a result of low production of saleable product, costs
continue to be disproportionately high compared to revenues. Contributing to the increased costs are higher depreciation expense associated with the plant being placed into service and higher interest costs associated with the Company's debt.

The Company's ability to improve its financial performance will depend on whether the Company is able to increase productivity and achieve higher volumes of production. Demand for the Company's products has continued to exceed the Company's ability to produce.

While management is optimistic about the Company's ability to efficiently manufacture higher volumes of saleable product at the Northville plant, the manufacturing ramp-up is a complex process which, given the Company's lengthy production cycles, is expected to be ongoing through the fiscal year.

Three Months ended September 30, 1996 and 1995

Revenue

Total revenue for the first three months of fiscal 1997 of $2,344,683 was 9% higher than total revenue for the same period in the preceding fiscal year of $2,141,893. Revenues from the sale of displays and sensors for the first quarter of fiscal 1997 of $1,073,488 approximated revenues from the sale of displays and sensors for the first quarter of fiscal 1996 of approximately $1,114,049. Revenue from customer-funded engineering of $1,271,195 for the first quarter of fiscal 1997 was 24% higher than customer funded engineering revenue of $1,027,844 for the first quarter of fiscal 1996.

Although revenue increased during the first quarter of fiscal 1997, the rate of growth, specifically in the sale of displays, was constrained by low production volumes. Significant additional display revenue will be necessary if the Company is to achieve profitability. Until the plant ramp-up is completed and the Company achieves greater plant utilization, revenue growth from the sale of displays will continue to be constrained. If the ramp-up of the baseline process proceeds as anticipated, management expects a gradual increase in revenues from the sale of displays during fiscal 1997.

Cost of Sales

Cost of sales for the first quarter of fiscal 1997 of $6,861,580 was 28% higher than cost of sales for the first quarter of fiscal 1996 of $5,343,552. Furthermore, the cost of sales as a percentage of revenue increased to 293% in the first quarter of fiscal 1997 from 250% for the same period in the preceding fiscal year.

While the Company's direct labor and material costs during the first quarter of fiscal 1997 decreased significantly as a percentage of revenue compared to the same period during fiscal 1996, the Company's overhead costs during the same period increased significantly both in absolute dollars and as a percentage of revenue when compared to the first quarter of fiscal 1996.

The increase in overhead costs for the first quarter of fiscal 1997 is attributable in large part to an increase of over $1 million in depreciation expense when compared to the same period during fiscal 1996. The increase is attributable to the facility and related process equipment being placed in service subsequent to the first quarter of fiscal 1996. The Company also incurred approximately $850,000 in increased costs in the area of contractor labor, manufacturing supplies, tooling and property taxes during the first quarter of fiscal 1997 due to the completion of the Northville facility and related ramp-up of the manufacturing process.

Reducing cost of sales to more acceptable levels depends on the Company's ability to improve efficiencies and increase yields. As the Company's manufacturing process becomes more efficient, direct labor and material costs will decrease on a per unit basis. Because most of the Company's overhead costs are fixed, management does not expect a significant increase in overhead costs as production volumes increase. However, until the Company is able to produce more saleable product, overhead costs will continue to be a large component of cost of sales on both a per unit and percentage of revenue basis.

Other Costs

The Company's internal research and development costs of $669,350 for the first quarter of fiscal 1997 were 26% higher than the internal research and development costs of $529,370 incurred during the first quarter of fiscal 1996. The Company continues to invest resources in order to increase and improve its line of products. Management considers it imperative to maintain a strong research and development program. Research and development spending for fiscal 1997 is expected to increase slightly from fiscal 1996.

The Company's Selling, General and Administrative costs of $1,498,375 for the first three months of fiscal 1997 were 31% higher than the Selling, General and Administrative costs of $1,141,531 incurred during the same period in the preceding fiscal year. The majority of the increase is attributable to an increase in legal and patent fees relating to the protection of the Company's intellectual rights and an increase in general business activity. Furthermore, the Company experienced substantial increases in the area of employee recruitment and relocation and franchise taxes. Management does not expect its Selling, General and Administrative costs to increase significantly during fiscal 1997.

Interest expense during the first quarter of fiscal 1997 increased by approximately $824,000 due to the Northville plant being placed into service subsequent to the first quarter in fiscal 1996. Therefore, a proportionate amount of the interest incurred on the debt to finance construction of the Northville facility is no longer being capitalized as part of the cost of the Northville facility. The Company also incurred additional interest on higher debt levels to finance ongoing operations when compared to the first quarter of fiscal 1996. Interest expense is expected to continue to increase until operations generate enough profits to begin retiring the outstanding debt.

Liquidity and Capital Resources

LIQUIDITY

The Company did not have any cash or cash equivalents at September 30, 1996. The Company is attempting to manage its cash to minimize borrowings under its various debt instruments.

OPERATING ACTIVITIES

During the first three months of fiscal 1997, the Company incurred a net loss of $7,571,283. Inventory increased approximately $3,600,000 million as the Company increased levels of raw materials and spare equipment parts to sustain the increase in manufacturing activity.

INVESTING ACTIVITIES

During the first quarter of fiscal 1997, the Company spent approximately $4,200,000 for sensor production equipment and cleanroom improvements.

FINANCING ACTIVITIES

During the first quarter of fiscal 1997, the Company borrowed $13,000,000 under its $20,000,000 bridge loan with Guardian Industries Corp. ("Guardian"). The bridge loan accrued interest at 5.7% per annum, and all principal and accrued interest was paid on November 1, 1996. As of September 30, 1996, the Company had $15 million outstanding under the bridge loan. (See Capital Resources).

Capital Resources

On October 29, 1996 the Company's Board of Directors created and authorized for issuance 100,000 shares of Series B Cumulative Preferred Stock, par value $.01, with an original issuance price of $1,000 per share. The Series B Preferred Stock bears a cumulative dividend rate of 8% for the first three years and a floating rate, subject to a 16.5% cap, thereafter. Each share of Series B Preferred Stock entitles the holder to 350 votes on each and every matter submitted to a vote of the Company's shareholders. The Series B Preferred Stock is non-convertible.

On October 30, 1996, the Company exchanged the 35,000 shares of Series A Preferred Stock held by Guardian and all dividends in arrears for 38,137 shares of Series B Preferred Stock. Guardian and William Davidson contributed common stock of the Company and other property to GD Investments Corp. ("GDIC"), a Guardian affiliate. On October 31, 1996 the Company sold 21,000 shares of Series B Preferred Stock to GDIC at a price of $1,000 per share. If these Preferred Stock transactions had occurred as of September 30, 1996, the total stockholder's equity would have been $20,867,088 as of that date. See Proforma Balance Sheet attached as Exhibit 99.1. OIS used the proceeds to retire its subordinated note payable (Bridge Loan) and all accrued interest to Guardian, which amounted to approximately $18.9 million.

As a result of the above transactions, the Company is eligible to be a member of Guardian's affiliated tax group ("Affiliated Group"). This allows the Company's tax losses, credits and/or income generated after October 31, 1996 to be included in the single consolidated federal income tax return filed by the Affiliated Group. Guardian and the Company entered into a Tax Sharing Agreement dated November 1, 1996 pursuant to which the Company will receive or make tax sharing payments based on the amount by which the federal income tax liability of the Affiliated Group is reduced or increased by inclusion of the Company in the Affiliated Group.

The Company is in the process of completing the acquisition of an additional 80 acres of land adjacent to the existing property. The agreement with Wayne County provides a conditional purchase price of $800,000. The price is contingent on the Company beginning construction on a large scale facility within five years and employing 500 employees within eight years. If the Company does not meet these conditions, it will have the option of either (i) paying approximately $3,000,000 to the County as additional consideration for the land or (ii) conveying the land back to the County and receiving a refund of the original $800,000 purchase price (without interest).

Wayne County is currently addressing certain zoning issues which must be resolved before the Company will purchase the additional land.

Due to the level of current and anticipated losses, management expects the financing discussed above will be sufficient to meet the Company's cash needs through December 1996. Management expects that additional capital resources will be needed to support the Company's operations after December 1996. At this time, Guardian has not indicated any intention to discontinue funding the Company. If Guardian were to discontinue funding the Company or offer funding to the Company on terms that were not satisfactory to the Company's disinterested directors, then the Company would have to seek alternative sources of funding. There is no assurance that such alternative sources of funding would be available. The Company's Board of Directors has authorized the issuance of an additional 19,000 shares of Series B Preferred Stock (on the same terms as that previously issued to GDIC) to facilitate additional equity investments by Guardian and their affiliates.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.   EXHIBITS

         Exhibit 27 Financial Data Schedule (EDGAR Version only)
         Exhibit 99.1 September 30, 1996 Proforma Balance Sheet

    B.   REPORTS ON FORM 8-K

         Report on Form 8-K filed by the Company on November 5, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OIS Optical Imaging Systems, Inc.
                                        (Registrant)



Date:  November 14, 1996                By:  /s/Rex Tapp
                                             -------------------------------
                                             Rex Tapp
                                             President and Chief Executive
                                             Officer




Date:  November 14, 1996                By:  /s/Charles C. Wilson
                                             -------------------------------
                                             Charles C. Wilson
                                             Executive Vice President
                                             (Principal Financial and
                                             Accounting Officer

                                EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
    27                             FINANCIAL DATA SCHEDULE
    99.1                           SEPTEMBER 30, 1996 PROFORMA BALANCE SHEETS