Form 10-Q
period 1996-12-31
OIS OPTICAL IMAGING SYSTEMS INC
filed 1997-02-13
CIK 753601

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


      (Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   December 31, 1996
                                       -----------------
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to _______


                         Commission File Number 0-16343
                                                -------

              OIS OPTICAL IMAGING SYSTEMS, INC.
--------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

         Delaware                                      38-2544320
-------------------------------         ----------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     47050 Five Mile Road Northville, Michigan                48167
--------------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code     (313) 454-5560
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

                                 Yes   X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 14, 1997:


Common Stock, $0.01 par value                               97,180,853
-----------------------------                     ----------------------------
          Class                                          Number of shares

                         PART I - FINANCIAL INFORMATION
Financial Statements
                       OIS OPTICAL IMAGING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                            Three Months                   Six Months
                                         Ended December 31,            Ended December 31,
                                     ---------------------------  ----------------------------
                                         1996           1995          1996            1995
                                        ------         ------        ------          ------
REVENUES
Display                              $  1,744,223   $ 1,164,394   $  2,766,639   $  2,235,519
Engineering                               251,058       891,120      1,522,253      1,923,388
Sensor                                     67,536        10,317        118,608         48,818
                                     ------------   -----------   ------------   ------------
TOTAL REVENUES                          2,062,817     2,065,831      4,407,500      4,207,725
COST OF SALES
Display                                 9,102,773     3,573,952     12,169,355      6,052,448
Engineering                             1,484,403     2,619,060      5,124,696      5,382,174
Sensor                                    380,787        30,903        535,492        132,846
                                     ------------   -----------   ------------   ------------
TOTAL COST OF SALES                    10,967,963     6,223,915     17,829,543     11,567,468
 GROSS MARGIN                          (8,905,146)   (4,158,084)   (13,422,043)    (7,359,743)

OPERATING EXPENSES
Internal research and development         446,088       386,870      1,115,439        916,240
Selling, general and administrative     1,486,446     1,384,645      2,984,820      2,526,176
                                     ------------   -----------   ------------   ------------
TOTAL OPERATING EXPENSES                1,932,534     1,771,515      4,100,259      3,442,416
 OPERATING LOSS                       (10,837,680)   (5,929,599)   (17,522,302)   (10,802,159)
OTHER INCOME AND (EXPENSE)
Interest expense                       (1,066,497)     (432,456)    (2,179,294)      (720,989)
Interest income                             2,192         8,023          2,449         18,993
Licensing and royalties                   125,237           --         126,372         41,696
Other                                      43,934           344        268,679          1,176
                                     ------------   -----------   ------------   ------------
TOTAL OTHER INCOME AND
(EXPENSE)                                (895,134)     (424,089)    (1,781,794)      (659,124)
                                     ------------   -----------   ------------   ------------
LOSS BEFORE INCOME TAX BENEFIT        (11,732,814)   (6,353,688)   (19,304,096)   (11,461,283)
Income Tax Benefit                      2,854,348           --       2,854,348             --
                                     ------------   -----------   ------------   ------------

NET LOSS                             $ (8,878,466)  $(6,353,688)  $(16,449,748)  $(11,461,283)
                                     ------------   -----------   ------------   ------------

Preferred stock dividends               1,045,251       435,616      1,751,004        702,739
                                     ------------   -----------   ------------   ------------
NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                          $(9,923,717)  $(6,789,304)  $(18,200,752)  $(12,164,022)
                                     ============   ===========   ============   ============
NET LOSS PER COMMON  SHARE (Note B)   $      (.10)  $      (.07)  $       (.19)  $       (.13)
                                     ============   ===========   ============   ============

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS



                                                        December 31,      June 30,
                                                           1996            1996
                                                       ------------    ------------
                                                       (Unaudited)       (Audited)
CURRENT ASSETS
 Cash and cash equivalents                             $   144,185     $     516
 Accounts receivable
 (Net of reserve for doubtful accounts of $60,000)       2,593,922     3,232,486
 Receivable from U.S. Government                         1,000,000       131,705
 Inventories                                             9,905,534     5,847,250
 Insurance receivable                                      997,177     6,085,263
 Income tax receivable from affiliate                    2,854,348            --
 Prepaid expenses and other current assets               1,319,438       485,251
                                                      ------------  ------------
  TOTAL CURRENT ASSETS                                  18,814,604    15,782,471
PROPERTY AND EQUIPMENT
 Land                                                    3,000,000     3,000,000
 Building                                               32,232,265    32,232,265
 Machinery and other equipment                          34,104,109    28,670,855
 Construction in process                                   267,540       129,074
                                                      ------------  ------------
 TOTAL PROPERTY AND EQUIPMENT                           69,603,914    64,032,194
 Less accumulated depreciation                         (12,447,731)   (9,300,731)
                                                      ------------  ------------
  NET TOTAL PROPERTY AND EQUIPMENT                      57,156,183    54,731,463
  TOTAL ASSETS                                         $75,970,787   $70,513,934
                                                      ============  ============

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               December 31,     June 30,
                                                                   1996           1996
                                                              --------------  -------------
                                                               (Unaudited)      (Audited)
CURRENT LIABILITIES
 Current installments on capital lease obligation              $    63,206    $   125,454
 Subordinated note payable to affiliate                                 --      2,000,000
 Current installment on long-term debt                           5,500,000      3,000,000
 Accounts payable                                                3,334,641      5,599,266
 Accrued interest                                                  685,394        951,103
 Deferred revenue                                                  114,512        236,845
 Other accrued liabilities                                       1,117,134        437,562
                                                             -------------   ------------
  TOTAL CURRENT LIABILITIES                                     10,814,887     12,350,230
LONG-TERM DEBT                                                  47,000,000     48,000,000
LOCAL GOVERNMENT SUBSIDY                                         2,950,000      3,000,000
                                                             -------------   ------------
  TOTAL LIABILITIES                                             60,764,887     63,350,230
STOCKHOLDERS' EQUITY
 Preferred Stock, par value $0.01 per share:
  Series A, 8% cumulative, non-convertible
  and non-voting
   Authorized - 50,000 shares
   Issued and outstanding 35,000 shares at June 30, 1996                --            350
   Series B, 8% cumulative, non-convertible and voting
   Authorized - 100,000 shares
   Issued and outstanding - 62,153 shares at December 31,
   1996                                                                622             --
 Common Stock, par value $0.01 per share:
   Authorized - 125,000,000 shares
   Issued and outstanding - 97,143,728 shares
   at December 31, 1996 and 97,137,140 at June 30, 1996            971,437        971,038
 Additional paid-in capital                                    129,302,043    105,457,517
 Accumulated deficit                                          (114,505,174)   (98,055,426)
 Deferred compensation                                            (563,028)    (1,209,775)
                                                             -------------   ------------
  TOTAL STOCKHOLDERS' EQUITY                                    15,205,900      7,163,704
                                                             -------------   ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $75,970,787    $70,513,934
                                                             =============   ============

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                              SIX MONTHS ENDED
                                                         ------------------------------
                                                                  DECEMBER 31,
                                                             1996            1995
                                                         -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $(16,449,748)    $(11,461,283)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                              3,097,000        1,419,300
   Deferred compensation expense                               300,556           89,522
 Impact on cash flows from changes in assets and
  liabilities:
   Receivables                                               2,004,007       (1,701,905)
   Prepaid expenses and other assets                          (834,187)        (153,123)
   Inventory                                                (4,058,284)        (622,355)
   Accounts payable and accrued expenses                    (1,850,762)      (1,660,131)
   Deferred revenues                                          (122,333)         210,076
                                                          ------------   --------------
    NET CASH USED IN OPERATING ACTIVITIES                  (17,913,751)     (13,879,899)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                       (5,571,720)      (4,176,426)
                                                          ------------   --------------
    NET CASH USED IN INVESTING ACTIVITIES                   (5,571,720)      (4,176,426)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long term debt                          (62,248)         (60,344)
 Net proceeds (repayments) from issuance of debt and
  notes                                                       (500,000)       5,000,000
 Net proceeds from issuance of common stock                    175,387           98,422
 Net proceeds from issuance of preferred stock              24,016,001       12,500,000
                                                          ------------   --------------
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                             23,629,140       17,538,078
                                                          ------------   --------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                   143,669         (518,247)
NET CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                               516          830,081
                                                          ------------   --------------
NET CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                            $    144,185     $    311,834
                                                          ============   ==============

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                    SIX MONTHS ENDED
                                  --------------------
                                      DECEMBER 31,
                                     1996       1995
                                  ----------  --------
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid for interest            $2,445,003  $737,857

Cash equivalents:
Cash equivalents consist of investments in short-term, highly-liquid securities having a maturity of three months or less, made as a part of OIS' cash management activity.


SUPPLEMENTAL SCHEDULE OF NONCASH
     TRANSACTIONS:


                                             SIX MONTHS ENDED
                                            ------------------
                                               DECEMBER 31,
                                              1996      1995
                                            --------  --------
Common stock issued in exchange for
deferred compensation, net of terminations  $346,191     --

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

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its financial position as of December 31, 1996, the results of operations for the three months and six months ended December 31, 1996 and 1995 and cash flows for the six months ended December 31, 1996 and 1995.

NOTE B - Net Loss Per Share

Net loss per share is based on the weighted average number of shares of Common Stock outstanding during the periods. The weighted average number of shares used in the computation for the three months ended December 31, 1996 and 1995 was 97,137,213 and 96,724,556, respectively. The weighted average number of shares used in the computation for the six months ended December 31, 1996 and 1995 was 97,134,837 and 96,721,392, respectively.

NOTE C - Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current financial presentation.

NOTE D - Related Party Transactions

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

On October 30, 1996, the Company exchanged the 35,000 shares of Series A Preferred Stock held by Guardian Industries Corp. ("Guardian") and all dividends in arrears for 38,137 shares of Series B Preferred Stock. Guardian and William Davidson contributed common stock of the Company and other property to GD Investments Corp. ("GDIC"), a Guardian affiliate. On October 31, 1996 the Company sold 21,016 shares of Series B Preferred Stock to GDIC at a price of $1,000 per share. OIS used the proceeds to retire its subordinated note payable (Bridge Loan) and all accrued interest to Guardian, which amounted to approximately $18.9 million.

As a result of these transactions, the Company is eligible to be a member of Guardian's affiliated tax group ("Affiliated Group"). This allows the Company's tax losses, credits and/or income generated after October 31, 1996 to be included in the single consolidated federal income tax return filed by the Affiliated Group. Guardian and the Company entered into a Tax Sharing Agreement dated November 1, 1996 pursuant to which the Company will receive or make tax sharing payments based on the amount by which the federal income tax liability of the Affiliated Group is reduced or increased by inclusion of the Company in the Affiliated Group. As of December 31, 1996, the Company had recorded an estimated receivable from Guardian of $2,854,348 in accordance with the Tax Sharing Agreement.

On December 13, 1996, the Company sold 3,000 shares of Series B Preferred Stock and on January 15, 1997 the Company sold an additional 3,000 shares of Series B Preferred Stock to GDIC for a total of $6 million. OIS used the proceeds to fund ongoing operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATION

Summary

The operating results for the first six months of fiscal 1997 continue to reflect substantial operating losses. Although the Company's volume of production has steadily increased during the first six months of fiscal 1997, ramping-up to greater production volumes and efficiencies will be required in order to begin showing improved financial results. As a result of low production of saleable product, costs continue to be disproportionately high compared to revenues. (see Cost of Sales.) Contributing to the increased costs are substantially higher depreciation expense associated with the plant being placed in service and higher interest costs associated with the Company's debt.

The Company's ability to improve its financial performance will depend on whether the Company is able to increase productivity and achieve higher volumes of production. While management is optimistic about the Company's ability to efficiently manufacture higher volumes of saleable product, the manufacturing ramp-up is a complex process which, given the Company's lengthy production cycles, is expected to be ongoing throughout the fiscal year.

Three months and six months ended December 31, 1996 and 1995

Revenue

Total revenue for the first six months of fiscal 1997 of $4,407,500 was 5% higher than total revenue for the same period in the preceding fiscal year of $4,207,725. Total revenue for the second quarter of fiscal 1997 of $2,062,817 was comparable with total revenue of $2,065,831 for the second quarter in the preceding fiscal year. Although total revenue for the first six months of fiscal 1997 was not significantly different when compared to the same period in the preceding fiscal year, as expected, revenue from customer funded engineering activity decreased while revenue from the sale of displays and sensors increased.

Revenues from the sale of displays and sensors for the first six months and second quarter of fiscal 1997 of $2,885,247 and $1,811,759 was 26% and 54% higher, respectively when compared to $2,284,337 and $1,174,711 for the same period in the preceding fiscal year. Revenue from customer-funded engineering for the first six months and second quarter of fiscal 1997 of $1,522,253 and $251,058 was 21% and 72% lower, respectively, when compared to $1,923,388 and $891,120 for the same period in the preceding fiscal year.

Although display revenue increased during the first six months and second quarter of fiscal 1997, the rate of growth was constrained by low production volumes. Significant additional display revenue will be necessary if the Company is to achieve profitability. Until the plant ramp-up is completed and the Company achieves greater plant utilization, display revenue growth will continue to be constrained. At this time, orders for the Company's products exceed the Company's ability to produce. If the ramp-up of the baseline process proceeds as anticipated, management expects an increase in revenues from the sale of displays during fiscal 1997 as existing orders for the Company's products are satisfied. However, current orders for the Company's products will not support the production volumes required to achieve profitability. Therefore, the Company is working hard to expand the market for its products.

Cost of Sales

Cost of sales for the first six months and second quarter of fiscal 1997 of $17,829,543 and $10,967,963 was 54% and 76% higher, respectively than cost of sales when compared to $11,567,468 and $6,223,915 for the same periods in the preceding fiscal year. Furthermore, the cost of sales as a percentage of revenue increased for the first six months and second quarter of fiscal 1997 to 405% and 532%, respectively from 275% and 301% when compared to the same periods in fiscal 1996.

Direct labor and material for the first six months and second quarter of fiscal 1997 increased approximately $2.4 million and $3 million, respectively when compared to the same periods in fiscal 1996. Increased activity of the plant ramp-up have resulted in significantly higher direct material and labor costs during the second quarter of fiscal 1997 and, although to a lesser degree, for the first six months of fiscal 1997. Although yields have improved slightly during the period, production activity has increased substantially thereby increasing the amount of displays which were scrapped.

The increase in overhead costs for the first six months of fiscal 1997 is attributable in large part to an increase of approximately $1.6 million in depreciation expense when compared to the same period during fiscal 1996. The increase is attributable to the facility and related process equipment being placed in service subsequent to the first six months of fiscal 1996. The Company also incurred approximately $2.1 million in increased costs in the areas of repair and maintenance, utilities, contractor labor, manufacturing supplies, tooling and property taxes during the first six months of fiscal 1997 due to the completion of the Northville facility and related ramp-up of the manufacturing process.

Reducing costs of sales to an acceptable level depends on the Company's ability to improve efficiencies, increase yields and increase production volumes of saleable units. As the Company's manufacturing process becomes more efficient, direct labor and material costs will decrease on a per unit basis. Because most of the Company's overhead costs are fixed management does not expect a significant increase in overhead costs as production volumes increase.
However, until the Company is able to produce more saleable product, overhead costs will continue to be a large component of cost of sales on both a per unit and percentage of revenue basis.

Other Costs

The Company's internal research and development costs for the first six months and second quarter of fiscal 1997 of $1,115,439 and $446,088 were 22% and 15% higher, respectively, than $916,240 and $386,870 which was incurred in the same periods during fiscal 1996. The Company continues to invest resources in order to increase and improve its line of products. Management considers it imperative to maintain a strong research and development program. Internal research and development spending for fiscal 1997 is expected to increase slightly from fiscal 1996.

The Company's Selling, General and Administrative costs for the first six months and second quarter of fiscal 1997 of $2,984,820 and $1,486,446 were 18% and 7% higher when compared to $2,526,176 and $1,384,645 for the same periods in fiscal 1996. The increase is in large part attributable to an increase in legal and patent fees relating to the protection of the Company's intellectual rights. Furthermore, the Company experienced increases in the area of employee recruitment and relocation and franchise taxes. Management does not expect its Selling, General and Administrative costs to increase significantly during fiscal 1997.

Interest expense during the first six months and second quarter of fiscal 1997 increased by approximately $1,458,000 and $634,000 when compared to the same periods in fiscal 1996 due to the new plant being placed into service subsequent to the first six months in fiscal 1996. Therefore, a proportionate amount of the interest incurred on the debt to finance construction of the Northville facility is no longer being capitalized as part of the cost of the Northville facility. The Company also incurred additional interest on higher debt levels to finance ongoing operations when compared to fiscal 1996. Interest expense is expected to continue to increase until operations generate enough profits to begin retiring the outstanding debt.

Other differences between the first six months and second quarter of fiscal year 1997 and 1996 are not discussed because management believes they result principally from differences in timing of revenue and expenses, and not from any known trends.

Liquidity and Capital Resources

LIQUIDITY

The Company's cash or cash equivalents were $144,185 at December 31, 1996. The Company is attempting to manage its cash to minimize borrowings under its various financing instruments.

OPERATING ACTIVITIES

During the first six months of fiscal 1997, the Company incurred a net loss of $16,449,748. Inventory increased approximately $4.1 million as the Company increased levels of raw materials and spare equipment parts to sustain the increase in manufacturing activity. Accounts receivable decreased by a net amount of $2 million due to the receipt from insurance of approximately $5 million of expenses incurred in connection with the March 1995 fire. This decrease was partially offset by a $2.9 million increase in amounts due the Company under its Tax sharing agreement with Guardian Industries Corp. ("Guardian").

INVESTING ACTIVITIES

During the first six months of fiscal 1997, the Company spent approximately $5.6 million for production equipment and manufacturing improvements.

FINANCING ACTIVITIES

During the first six months of fiscal 1997, the Company received approximately $24 million from the sale of preferred stock to GD Investments Corp. ("GDIC"), a Guardian affiliate.

CAPITAL RESOURCES

On October 29, 1996, the Company's Board of Directors created and authorized for issuance 100,000 shares of Series B Preferred Stock, par value $.01, with an original issuance price of $1,000 per share. The Series B Preferred Stock bears a dividend rate of 8% for the first three years and a floating rate, subject to a 16.5% cap, thereafter. Each share of Series B Preferred Stock entitles the holder to 350 votes per share on each and every matter submitted to a vote of the Company's shareholders. The Series B Preferred Stock is non-convertible.

On October 30, 1996, the Company exchanged the 35,000 shares of Series A Preferred Stock held by Guardian and all dividends in arrears for 38,137 shares of Series B Preferred Stock.

Guardian and William Davidson contributed common stock of the Company and other property to GDIC. On October 31, 1996, the Company sold 21,016 shares of Series B Preferred Stock to GDIC at a price of $1,000 per share. OIS used the proceeds to retire its subordinated note payable and all accrued interest to Guardian, which amounted to approximately $18.9 million.

As a result of the above transaction, the Company is eligible to be a member of Guardian's affiliated tax group ("Affiliated Group"). This allows the Company's tax losses, credits and/or income generated after October 31, 1996 to be included in the single consolidated federal tax return by the Affiliated group. Guardian and the Company entered into a Tax Sharing Agreement dated November 1, 1996 pursuant to which the Company will receive or make tax sharing payments based on the amount by which the federal income tax liability of the Affiliated Group is reduced or increased by inclusion of the Company in the Affiliated Group. As of December 31, 1996, the Company had recorded an estimated receivable from Guardian of $2,854,348 in accordance with the Tax Sharing Agreement.

On January 15, 1997, the Company sold 3,000 shares of Series B Preferred Stock to GDIC at a price of $1,000 per share and on February 10, 1997 the Company sold 2,500 shares of Series B Preferred Stock to GDIC at a price of $1,000 per share. Management expects that additional capital resources will be needed to support the Company's operations before the end of the current fiscal year. The Company has no agreement with any parties with respect to financing any such additional capital, and no parties, including Guardian, have any obligation to provide financing to the Company. At this time, Guardian has not indicated any intention to discontinue funding the Company. If Guardian were to discontinue funding the Company or offer funding to the Company on terms that were not satisfactory to the Company's disinterested directors, then the Company would have to seek alternative sources of funding. There is no assurance that such
alternative sources of funding would be available.   The Company's Board of
Directors has authorized the issuance of an additional 13,000 shares of Series B Preferred Stock (on the same terms as that previously issued) to facilitate additional equity investments by Guardian and their affiliates.

The Company had entered into an agreement with Wayne County for the purchase of approximately 80 acres of land adjacent to the Company's existing facility for a conditional purchase price of $800,000 (the "Purchase Agreement"). Due to the time involved in having the site re-zoned to allow for the Company's intended use, the Purchase Agreement expired. At this time, management of the Company has determined that the Company should not appropriate the financial resources to revive the Purchase Agreement in order to acquire and develop the site in accordance with the Purchase Agreement. However, Guardian has expressed a willingness to pursue acquisition of the site from Wayne County on substantially the same terms as the Purchase Agreement. In addition, Guardian has indicated that if Guardian successfully acquires the site and, within five years, the Company presents an acceptable plan to develop a new manufacturing facility on the site, and is capable of financing such a plan, Guardian would be willing to sell the site to the Company on substantially the same terms as the Purchase Agreement.

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 20, 1996, at the Company's Annual Meeting of Stockholders, the following matters were submitted to votes of the Company's stockholders:

        The stockholders elected Ralph J. Gerson, Jeffrey A. Knight, C.K. Prahalad, Rex Tapp, Robert M. Teeter, Charles C. Wilson, Mark S. Wrighton and Peter Joel C. Young as directors.

        The stockholders approved the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending June 30, 1997.

        The number of votes cast for each of the above is summarized in the table below:


------------------------------------------------------------------------------
                                 For              Withheld         Total
------------------------------------------------------------------------------
DIRECTORS:
Ralph J. Gerson              94,805,295           208,828       95,014,123
------------------------------------------------------------------------------
Jeffrey A. Knight            94,838,466           205,657       95,014,123
------------------------------------------------------------------------------
C.K. Prahalad                94,793,879           220,244       95.014,123
------------------------------------------------------------------------------
Rex Tapp                     94,798,943           215,180       95.014,123
------------------------------------------------------------------------------
Robert M. Teeter             94,803,445           210,678       95,014,123
------------------------------------------------------------------------------
Charles C. Wilson            94,806,738           207,385       95,014,123
------------------------------------------------------------------------------
Mark S. Wrighton             94,796,360           217,763       95,014,123
------------------------------------------------------------------------------
Peter Joel C. Young          94,792,716           221,407       95,014,123
------------------------------------------------------------------------------




----------------------------------------------------------------------------------------
                                           For       Against      Abstain      Total
----------------------------------------------------------------------------------------
APPOINTMENT OF ARTHUR ANDERSEN          94,840,772   113,502      59,849     95,014,123
----------------------------------------------------------------------------------------


ITEM 5.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         A. EXHIBITS

            Exhibit 27.  Financial Data Schedule (EDGAR version only)

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



                                OIS Optical Imaging Systems, Inc.
                                 (Registrant)




Date:  February 12, 1997                  By:  /s/ Rex Tapp
                                              -------------------------------
                                              Rex Tapp
                                              President and Chief Executive
                                                Officer







Date:  February 12, 1997                  By: /s/ Charles C. Wilson
                                              -------------------------------
                                              Executive Vice President
                                              (Principal Financial and
                                                Accounting Officer)

                                EXHIBIT INDEX
                                -------------


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
      27                           Financial Data Schedule
