Form 10-Q
period 1997-03-31
OIS OPTICAL IMAGING SYSTEMS INC
filed 1997-05-14
CIK 753601

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


     (Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934



         For the quarterly period ended March 31, 1997
                                        -----------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to
                                        ------    -------

                         Commission File Number 0-16343


                      OIS OPTICAL IMAGING SYSTEMS, INC.
       --------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Delaware                              38-2544320
  ---------------------------------------------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

     47050 Five Mile Road Northville, Michigan                     48167
  ---------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (313) 454-5560
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.


                                Yes   X   No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 12, 1997:


Common Stock, $0.01 par value                      97,467,096
-----------------------------                   ----------------
          Class                                 Number of shares

                         PART I - FINANCIAL INFORMATION
Financial Statements
                       OIS OPTICAL IMAGING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                            Three Months                 Nine Months
                                          Ended March 31,              Ended March 31,
                                     --------------------------  ----------------------------
                                         1997          1996          1997           1996
                                     ------------  ------------  -------------  -------------
REVENUES
Display                              $ 3,661,333   $ 3,457,846   $  6,427,972    $ 5,693,365
Engineering                              255,328     1,310,328      1,777,581      3,233,715
Sensor                                    64,130        17,668        182,738         66,486
                                     -----------   -----------   ------------   ------------
TOTAL REVENUES                         3,980,791     4,785,842      8,388,291      8,993,566

COST OF SALES
Display                               10,645,680     3,132,291     22,992,660      9,224,245
Engineering                              710,005     3,620,457      5,663,645      8,964,760
Sensor                                   182,000        30,095        710,923        161,306
                                     -----------   -----------   ------------   ------------
TOTAL COST OF SALES                   11,537,685     6,782,843     29,367,228     18,350,311

  GROSS MARGIN                        (7,556,894)   (1,997,001)   (20,978,937)    (9,356,745)

OPERATING EXPENSES
Internal research and development        500,224       439,187      1,615,663      1,355,427
Selling, general and administrative    1,316,553     1,302,967      4,301,373      3,829,143
                                     -----------   -----------   ------------   ------------
TOTAL OPERATING EXPENSES               1,816,777     1,742,154      5,917,036      5,184,570

  OPERATING LOSS                      (9,373,671)   (3,739,155)   (26,895,973)   (14,541,315)

OTHER INCOME AND (EXPENSE)
Interest expense                        (923,582)     (642,299)    (3,102,876)    (1,363,288)
Interest income                           11,692        10,806         14,141         29,799
Licensing and royalties                  251,056        60,686        377,428        102,382
Insurance proceeds (Note E)               --           803,624        --             803,624
Other                                     38,304         6,100        306,982          7,277
                                     -----------   -----------   ------------   ------------
TOTAL OTHER INCOME AND
(EXPENSE)                               (622,530)      238,917     (2,404,325)      (420,206)
LOSS BEFORE INCOME TAX BENEFIT        (9,996,201)   (3,500,238)   (29,300,298)   (14,961,521)

Income Tax Benefit                     3,501,690        --          6,356,038        --
                                     -----------   -----------   ------------   ------------

NET LOSS                             $(6,494,511)  $(3,500,238)  $(22,944,260)  $(14,961,521)

Preferred stock dividends              1,321,922       568,767      3,072,926      1,271,506
                                     -----------   -----------   ------------   ------------
NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                         $(7,816,433)  $(4,069,005)  $(26,017,186)  $(16,233,027)
                                     ===========   ===========   ============   ============

NET LOSS PER COMMON SHARE                  $(.08)        $(.04)         $(.27)         $(.17)
                                           =====         =====          =====          =====


See notes to financial statements

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS



                                                       March 31,      June 30,
                                                         1997           1996
                                                     -------------  ------------
                                                      (Unaudited)    (Audited)
CURRENT ASSETS
 Cash and cash equivalents                           $  2,010,818   $       516
 Accounts receivable
 (Net of reserve for doubtful accounts of $60,000)      3,709,812     3,232,486
 Receivable from U.S. Government                           --           131,705
 Inventories                                            9,852,482     5,847,250
 Insurance receivable                                      --         6,085,263
 Income Tax Receivable from Affiliate                   4,356,038       --
 Prepaid expenses and other current assets              1,064,761       485,251
                                                     -------------  ------------
 TOTAL CURRENT ASSETS                                  20,993,911    15,782,471

PROPERTY AND EQUIPMENT
 Land                                                   3,000,000     3,000,000
 Building                                              32,232,265    32,232,265
 Machinery and other equipment                         35,652,752    28,670,855
 Construction in process                                   46,277       129,074
                                                     -------------  ------------

 TOTAL PROPERTY AND EQUIPMENT                          70,931,294    64,032,194

 Less accumulated depreciation                        (14,022,731)   (9,300,731)
                                                     -------------  ------------
 NET TOTAL PROPERTY AND EQUIPMENT                      56,908,563    54,731,463

 TOTAL ASSETS                                        $ 77,902,474   $70,513,934
                                                     =============  ============

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  March 31,      June 30,
                                                                    1997           1996
                                                                -------------  -------------
                                                                 (Unaudited)     (Audited)
CURRENT LIABILITIES
 Current installments on capital lease obligation                    --        $    125,454
 Subordinated note payable to affiliate                              --           2,000,000
 Current installment on long-term debt                         $   6,750,000      3,000,000
 Accounts payable                                                  2,449,879      5,599,266
 Accrued interest                                                  1,060,701        951,103
 Deferred revenue                                                    113,456        236,845
 Other accrued liabilities                                         1,469,019        437,562
                                                               -------------   ------------
  TOTAL CURRENT LIABILITIES                                       11,843,055     12,350,230

LONG-TERM DEBT                                                    45,750,000     48,000,000
LOCAL GOVERNMENT SUBSIDY                                           2,925,000      3,000,000
                                                               -------------   ------------
  TOTAL LIABILITIES                                               60,518,055     63,350,230

STOCKHOLDERS' EQUITY
 Preferred Stock, par value $0.01 per share:
   Series A, 8% cumulative, non-convertible
   and non-voting
      Authorized - 50,000 shares
      Issued and outstanding 35,000 shares at June 30, 1996          --                 350
   Series B, 8% cumulative, non-convertible
      Authorized - 100,000 shares
      Issued and outstanding - 70,637 shares at March 31, 1997           706
 Common Stock, par value $0.01 per share:
      Authorized - 125,000,000 shares
      Issued and outstanding - 97,467,096 shares
      at March 31, 1997 and 97,137,140 at June 30, 1996              974,671        971,038
 Additional paid-in capital                                      138,579,323    105,457,517
 Accumulated deficit                                            (120,999,686)   (98,055,426)
 Deferred compensation                                            (1,170,595)    (1,209,775)
                                                               -------------   ------------
  TOTAL STOCKHOLDERS' EQUITY                                      17,384,419      7,163,704
                                                               -------------   ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  77,902,474   $ 70,513,934
                                                               =============   ============

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                              NINE MONTHS ENDED
                                                         ------------------------------
                                                                   MARCH 31,
                                                             1997            1996
                                                         -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $(22,944,260)    $(14,961,521)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                            4,647,000        2,503,200
   Deferred compensation expense                              447,789          233,388
 Impact on cash flows from changes in assets and
  liabilities:
   Accounts receivable                                      1,383,604       (4,141,312)
   Prepaid expenses and other assets                         (579,510)        (142,526)
   Inventory                                               (4,005,232)      (1,278,523)
   Accounts payable and accrued expenses                   (2,008,332)      (2,141,775)
   Deferred revenues                                         (123,389)         257,503
                                                         ------------     ------------
    NET CASH USED IN OPERATING ACTIVITIES                 (23,182,330)     (19,671,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                      (6,899,100)      (6,536,145)
                                                          -----------      -----------
    NET CASH USED IN INVESTING ACTIVITIES                  (6,899,100)      (6,536,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long term debt                        (125,454)         (90,869)
 Net proceeds (repayments) from issuance of debt and
  notes                                                      (500,000)       3,500,000
 Net proceeds from issuance of common stock                   201,186          196,674
 Net proceeds from issuance of preferred stock             32,516,000       22,500,000
                                                         ------------     ------------
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                            32,091,732       26,105,805
                                                         ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                2,010,302         (101,906)

NET CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                              516          830,081
                                                         ------------     ------------
NET CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                           $  2,010,818     $    728,175
                                                         ============     ============

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                    NINE MONTHS ENDED
                                  ----------------------
                                        MARCH 31,
                                     1997        1996
                                  ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:


  Cash paid for interest          $2,993,278  $1,006,114



Cash equivalents:
Cash equivalents consist of investments in short-term, highly-liquid securities having a maturity of three months or less, made as a part of OIS' cash management activity.






SUPPLEMENTAL SCHEDULE OF NONCASH
 TRANSACTIONS:

                                                  NINE MONTHS ENDED
                                                ---------------------
                                                      MARCH 31,
                                                  1997        1996
                                                ---------  ----------
Common stock issued in exchange for
  deferred compensation, net of terminations     $754,800  $1,404,540
Deferred compensation adjustment to market        346,191      --


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

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its financial position as of March 31, 1997, the results of operations for the three months and nine months ended March 31, 1997 and 1996 and cash flows for the nine months ended March 31, 1997 and 1996.

NOTE B - Net Loss Per Share

Net loss per share is based on the weighted average number of shares of Common Stock outstanding during the periods. The weighted average number of shares used in the computation for the three months ended March 31, 1997 and 1996 was 97,369,785 and 97,016,730, respectively. The weighted average number of shares used in the computation for the nine months ended March 31, 1997 and 1996 was 97,213,153 and 96,819,833, respectively.

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

As a result of these transactions, the Company is eligible to be a member of Guardian's affiliated tax group ("Affiliated Group"). This allows the Company's tax losses, credits and/or income generated after October 31, 1996 to be included in the single consolidated federal income tax return filed by the Affiliated Group. Guardian and the Company entered into a Tax Sharing Agreement dated November 1, 1996 pursuant to which the Company will receive or make tax sharing payments based on the amount by which the federal income tax liability of the Affiliated Group is reduced or increased by inclusion of the Company in the Affiliated Group. As of March 31, 1997, the Company had received $2 million and recorded an estimated receivable from Guardian of $4,356,038 in accordance with the Tax Sharing Agreement. During April 1997, the Company received an additional $3 million in accordance with the Tax Sharing Agreement.

During the nine months ending March 31, 1997, the Company sold an additional 11,500 shares of Series B Preferred Stock to GDIC for a total of $11.5 million. OIS used the proceeds to fund ongoing operations.

NOTE E - Insurance Proceeds

During the quarter ended March 31, 1996, the Company received $803,624 that represented the business interruption portion of the insurance claim related to the fire that occurred on March 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

Summary

The operating results for the first nine months of fiscal 1997 reflect a continuation of operating losses. Although the Company's volume of production has steadily increased during the first nine months of fiscal 1997, higher production and sales volumes and increased efficiencies will be required before financial results can improve. As a result of high scrap rates during the period, costs continue to be disproportionately high compared to revenues.
(see Cost of Sales.) Contributing to the increased costs are substantially higher depreciation expense associated with the plant being placed in service and higher interest costs associated with the Company's debt.

The Company's ability to improve its financial performance will depend on whether the Company is able to reduce scrap and achieve higher volumes of production and sales. While management is optimistic about the Company's ability to efficiently manufacture higher volumes of saleable product, the manufacturing ramp-up is a complex process which, given the Company's lengthy production cycles, is expected to be ongoing throughout the fiscal year.

Three months and nine months ended March 31, 1997 and 1996

Revenue

Total revenue for the first nine months of fiscal 1997 of $8,388,291 was 7% lower than total revenue for the same period in the preceding fiscal year of $8,993,566. Total revenue for the third quarter of fiscal 1997 of $3,980,781 was 17% lower than total revenue of $4,785,842 for the same period in the preceding fiscal year. Although total revenue for the first nine months of fiscal 1997 was slightly lower when compared to the same period in the preceding fiscal year, as expected revenue from customer funded engineering activity decreased while revenue from the sale of displays and sensors increased.

Revenues from the sale of displays and sensors for the first nine months and third quarter of fiscal 1997 of $6,610,710 and $3,725,463 was 15% and 7% higher, respectively, when compared to $5,759,851 and $3,475,514 for the same period in the preceding fiscal year. The rate of increase in display sales would have been higher but for a non-recurring recovery of $2.3 million of costs under the F-22 program during the third quarter in the previous fiscal year. This recovery of costs was part of a contract completion and not a trend. Management expects a significant increase in display revenue for fiscal year 1997 when compared to fiscal year 1996. Revenue from customer-funded engineering for the first nine months and third quarter of fiscal 1997 of $1,777,581 and $255,328 was 45% and 81% lower, respectively, when compared to $3,233,715 and $1,310,328 for the same periods in the preceding fiscal year.

Although display revenue increased during the first nine months and third quarter of fiscal 1997, the rate of growth was constrained by low production volumes. Significant additional display revenue will be necessary if the Company is to achieve profitability. Until the plant ramp-up is completed and the Company achieves greater plant utilization, display revenue growth will continue to be constrained. If the plant ramp-up continues as expected, revenues from the sale of displays will continue to increase during fiscal 1997 as existing orders for the Company's products are satisfied. However, current orders for the Company's products will not support the production and sales volumes required to achieve profitability. Therefore, the Company is working hard to expand the markets for display, sensor and other products and capitalize on the unique manufacturing capabilities of the plant. Areas of potential opportunity in the future are medical imaging sensors and the fabrication of microelectronics-on-glass for special applications.

Cost of Sales

Cost of sales for the first nine months and third quarter of fiscal 1997 of $29,367,228 and $11,537,685 was 60% and 70% higher, respectively, than cost of sales when compared to $18,350,311 and $6,782,843 for the same periods in the preceding fiscal year. Furthermore, the cost of sales as a percentage of revenue increased for the first nine months and third quarter of fiscal 1997 to 350% and 290%, respectively, from 204% and 142% when compared to the same periods in fiscal 1996.

Direct labor and material for the first nine months and third quarter of fiscal 1997 increased approximately $5.4 million and $3 million, respectively, when compared to the same periods in fiscal 1996. Increased activity of the plant ramp-up have resulted in significantly higher direct material and labor costs. The increase is attributable to significant amounts of raw materials which were used to verify process controls and increase production volume. Although yields have improved slightly during the period, production activity has increased substantially thereby increasing the amount of displays which were scrapped.

The increase in overhead costs for the first nine months of fiscal 1997 is attributable in large part to an increase of approximately $2.1 million in depreciation expense when compared to the same period during fiscal 1996. The increase is attributable to the facility and related process equipment being placed in service prior to the first nine months of fiscal 1996. The Company also incurred approximately $3.4 million in increased costs in the areas of repair and maintenance, utilities, contractor labor, manufacturing supplies, tooling and property taxes during the first nine months of fiscal 1997 due to the completion of the Northville facility and related ramp-up of the manufacturing process.

Reducing costs of sales to an acceptable level depends on the Company's ability to improve efficiencies and reduce scrap in order to increase production volumes of saleable units. As the Company's manufacturing process becomes more efficient, direct labor and material costs will decrease on a per unit basis.

A substantial amount of the Company's overhead costs are largely fixed and, as a result, management does not expect a significant increase or decrease in the total overhead costs as production volumes increase. However, until the Company is able to produce more saleable product, overhead costs will continue to be a large component of cost of sales on both a per unit and percentage of revenue basis.

Other Costs

The Company's internal research and development costs for the first nine months and third quarter of fiscal 1997 of $1,615,663 and $500,224 were 19% and 14% higher, respectively, than $1,355,427 and $439,187 which was incurred in the same periods during fiscal 1996. The Company continues to invest resources in order to increase and improve its line of products. Management considers it imperative to maintain a strong research and development program. Internal research and development spending for fiscal 1997 is expected to increase slightly from fiscal 1996.

The Company's Selling, General and Administrative costs for the first nine months and third quarter of fiscal 1997 of $4,301,373 and $1,316,553 were 12% and 1% higher when compared to $3,829,143 and $1,302,967 for the same periods in fiscal 1996. The increase is in large part attributable to an increase in the area of employee recruitment and relocation and franchise taxes. Management does not expect its Selling, General and Administrative costs to increase significantly during fiscal 1997.

Interest expense during the first nine months and third quarter of fiscal 1997 increased by $1,739,588 and $281,283 when compared to the same periods in fiscal 1996 due to the new plant being placed into service during the first nine months in fiscal 1996. Therefore, a proportionate amount of the interest incurred on the debt to finance construction of the Northville facility is no longer being capitalized as part of the cost of the Northville facility. The Company also incurred additional interest on higher debt levels to finance ongoing operations when compared to fiscal 1996. Interest expense is expected to continue to increase until operations generate enough profits to begin retiring the outstanding debt.

Other income during the first nine months and third quarter of fiscal 1997 decreased by $244,531 and $580,164 when compared to the same periods in fiscal 1996. This decrease is attributed to $803,624 received during the third quarter of fiscal 1996 from the interruption of business caused by the fire at the Northville facility in March 1995. The decrease was offset in part by increases in Royalty income during the third quarter of fiscal 1997.

Other differences between the first nine months and third quarter of fiscal year 1997 and 1996 are not discussed because management believes they result principally from differences in timing of revenue and expenses, and not from any known trends.

Liquidity and Capital Resources

LIQUIDITY

The Company's cash or cash equivalents were $2,010,818 at March 31, 1997. The Company is attempting to manage its cash to minimize borrowings under its various financing instruments.

OPERATING ACTIVITIES

During the first nine months of fiscal 1997, the Company incurred a net loss of $22,944,620. Inventory increased approximately $4 million as the Company increased levels of raw materials and spare equipment parts to sustain the increase in manufacturing activity. Accounts receivable decreased by a net amount of $1.4 million due to the receipt from the insurance of approximately $6 million of expenses incurred in connection with the March 1995 fire. This decrease was partially offset by a $4.4 million increase in amounts due the Company under its Tax sharing agreement with Guardian Industries Corp. ("Guardian"). Accounts payable and other accrued expenses decreased approximately $2 million due to the timing of payment of invoices.
Furthermore, the

Company incurred approximately $4.6 million in depreciation expense which contributed to the net loss but had no effect on cash.

INVESTING ACTIVITIES

During the first nine months of fiscal 1997, the Company spent approximately $6.9 million for production equipment and manufacturing improvements.

FINANCING ACTIVITIES

During the first nine months of fiscal 1997, the Company received $32.5 million from the sale of preferred stock to GD Investments Corp. ("GDIC"), a Guardian affiliate. (see Capital Resources.)

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

On October 30, 1996, the Company exchanged the 35,000 shares of Series A Preferred Stock held by Guardian and all dividends in arrears for 38,137 shares of Series B Preferred Stock. Guardian and William Davidson contributed common stock of the Company and other property to GDIC. On October 31, 1996, the Company sold 21,000 shares of Series B Preferred Stock to GDIC at a price of $1,000 per share. OIS used the proceeds to retire its subordinated note payable and all accrued interest to Guardian, which amounted to approximately $18.9 million.

As a result of the above transaction, the Company is eligible to be a member of Guardian's affiliated tax group ("Affiliated Group"). This allows the Company's tax losses, credits and/or income generated after October 31, 1996 to be included in the single consolidated federal tax return by the Affiliated group. Guardian and the Company entered into a Tax Sharing Agreement dated November 1, 1996 pursuant to which the Company will receive or make tax sharing payments based on the amount by which the federal income tax liability of the Affiliated Group is reduced or increased by inclusion of the Company in the Affiliated Group. As of March 31, 1997, the Company had received $2 million and recorded an estimated receivable from Guardian of $4,356,038, of which $3 million was received during April 1997, in accordance with the Tax Sharing Agreement.

During the third quarter of fiscal 1997 the Company sold 8,500 shares of Series B Preferred Stock to GDIC at a price of $1,000 per share. Management expects that additional capital resources will be needed to support the Company's operations before the end of the current fiscal year. The Company has no agreement with any parties with respect to financing any such additional capital, and no parties, including Guardian, have any obligation to provide financing to the Company. At this time, Guardian has not indicated any intention to discontinue funding the Company. If Guardian were to discontinue funding the Company or offer funding to the Company on terms that were not satisfactory to the Company's disinterested directors, then the Company would have to seek alternative sources of funding. There is no assurance that such alternative
sources of funding would be available.   The Company's Board of Directors has
authorized the issuance of an additional 7,500 shares of Series B Preferred Stock (on the same terms as that previously issued) to facilitate additional equity investments by Guardian and their affiliates.

The Company had entered into an agreement with Wayne County for the purchase of approximately 80 acres of land adjacent to the Company's existing facility for a conditional purchase price of $800,000 (the "Purchase Agreement"). Due to the time involved in having the site re-zoned to allow for the Company's intended use, the Purchase Agreement expired. At this time, management of the Company has determined that the Company should not appropriate the financial resources to revive the Purchase Agreement in order to acquire and develop the site in accordance with the Purchase Agreement. However, Guardian is pursuing acquisition of the site from Wayne County on substantially the same terms as the Purchase Agreement. In addition, Guardian has indicated that if Guardian successfully acquires the site and, within five years, the Company presents an acceptable plan to develop a new manufacturing facility on the site, and is capable of financing such a plan, Guardian would be willing to sell the site to the Company on substantially the same terms as the Purchase Agreement.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

            None.

ITEM 5.  OTHER INFORMATION
-------  ---------------------------------------------------

            None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------

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



                                        OIS Optical Imaging Systems, Inc.
                                         (Registrant)






Date:  May 14, 1997                     By:  /s/ Rex Tapp
                                           ----------------------------------
                                             Rex Tapp
                                             President and Chief Executive
                                              Officer



Date:  May 14, 1997                     By:  /s/ Charles C. Wilson
                                           ----------------------------------
                                             Executive Vice President
                                             (Principal Financial and
                                              Accounting Officer

                                EXHIBIT INDEX



Exhibit Number            Description
--------------            -----------
     27                   Financial Data Schedule