Form 10-K
period 1997-06-30
OIS OPTICAL IMAGING SYSTEMS INC
filed 1997-09-26
CIK 753601

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark one)
    [ x ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED     JUNE 30, 1997
                                             --------------

    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM            TO
                                                   ----------    ------------

                         Commission File Number 0-16343

                       OIS OPTICAL IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                           38-2544320
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

47050 FIVE MILE ROAD, NORTHVILLE, MICHIGAN                  48167
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:  (810) 454-5560

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:


            Title of Each Class       Name of Exchange on which Registered
            -------------------       ------------------------------------

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

The aggregate market value of voting stock held by non-affiliates (based upon the average bid and asked prices of such stock in the Over-the-Counter market) on September 18, 1997 was approximately $36,500,000.

The number of shares of Registrant's Common Stock outstanding on September 18, 1997 was 97,468,576.

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1997, are incorporated by reference into Part II of this Report. Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on November 20, 1997, are incorporated by reference into Part III of this Report.

                                   PART I

ITEM 1: BUSINESS

INTRODUCTION

     OIS Optical Imaging Systems, Inc. ("OIS" or the "Company") is a Delaware corporation that was first organized in 1984 and develops, manufactures and sells active matrix liquid crystal displays ("AMLCDs"). The Company's principal market for AMLCDs is commercial and military avionics. OIS also derives some revenue from the manufacture and sale of image sensors ("sensors") and from licensing and royalty agreements. The Company manufactures AMLCDs and sensors at its new mid-volume manufacturing facility in Northville Township, Michigan.

     GD Investments Corp., a Delaware corporation ("GDIC") owns approximately 80% of the issued and outstanding common stock of OIS as well as all of the issued and outstanding shares of the Company's voting preferred stock. GDIC is an affiliate of Guardian Industries Corp., a privately held Michigan based worldwide flat glass manufacturing company ("Guardian"). William Davidson, the President and Chief Executive Officer of Guardian, owns an additional 1,000,000 shares of the issued and outstanding common stock of OIS. See Certain Relationships and Related Transactions and Security Ownership of Certain Beneficial Owners and Management.

DESCRIPTION OF THE BUSINESS

     Active Matrix Liquid Crystal Displays. OIS manufacture and sells a variety of AMLCDs. AMLCDs are one kind of display or viewing screen capable of displaying images such as text, graphics or video.

     AMLCDs incorporate the use of microelectronics and amorphous materials technology to construct transparent thin film electronic switching devices, such as diodes or transistors, on a specially prepared plate of glass known as the active plate. The electronic components are made of semiconductor materials and are similar to those that are constructed on silicon wafers in the manufacture of integrated circuits. A second plate of glass, known as the passive plate, has a filter applied to its surface. The filter has a black background with a microscopic translucent opening for each pixel (picture element) in the display. In a color display, the openings must be alternately colored in the primary colors (red, green and blue) to form pixel groups that will allow the formation of the entire spectrum of colors. A transparent electrode is applied below the filter to complete the circuit with the electronics on the active plate. A liquid crystal material is placed between the active and passive plates. Liquid crystal material, simply put, can be induced to block light or let light pass depending on whether a voltage is applied. Each switch on the active plate, together with the liquid crystal material directly above it, forms one pixel in the display. The two plates are then sealed together, and polarizing layers are laminated to the outside surfaces of the glass, creating what is known as a glass cell. To complete the AMLCD, a light source (called a "backlight") is placed behind the glass cell and electronic controllers (called "drivers") are connected to the active plate to control the individual switches and generate images. The primary AMLCD configuration that OIS manufactures, markets and sells is a display cell which consists of a glass cell with drivers attached. The Company currently offers a suite of AMLCD products ranging in size from 1" by 4" to 8" by 8". The Company's displays are generally full color although monochrome displays are available.

     A number of fields of expertise are necessary for the development and production of AMLCDs. These include liquid crystal technology, microelectronics, optics, filters and manufacturing processes for constructing microelectronics and filters on glass.

     OIS is one of four manufacturers of AMLCDs in North America. See Competition. The principal current submarket for the Company's displays is the military and commercial avionics market, in which displays are incorporated into instruments used in civilian and military aircraft and other military display applications. In this submarket, the Company's customers are typically avionics integrators who purchase displays to be integrated into a panel of navigation instruments, either for a new aircraft or for retrofitting existing aircraft. These avionics integrators generally then resell the instrument system to a prime contractor or end user. In some cases, the Company sells directly to the prime contractors or end users.

     In the past, the Company obtained a significant portion of its revenues from engineering development agreements which typically involved adapting the Company's standard AMLCD products to meet certain form, fit and optical requirements for a specific customer applications. However, the Company has made a strategc decision to pursue the sale of standard AMLCD products and minimize engineering work. In fiscal 1997, OIS derived only 15% of its revenue from engineering work compared to 38% of its revenue in fiscal 1996. The Company expects to secure the majority of its business from orders for the sale of products and not from engineering development agreements. In some cases, the Company will make minor modifications to its products at a customer's request and will charge the customer for the engineering work involved.

     The Company's policy is to develop new technologies of general application using its own funds and to attempt to retain ownership of related intellectual property rights. OIS has expended $1,306,843, $1,971,513 and $2,037,583 in Company sponsored research and development for fiscal years 1995, 1996 and 1997 respectively.

     Image Sensors. In addition to displays, the Company manufactures image sensors. Image sensors detect an image and convert it into electronic (digital) impulses. Image sensors are used, for example, in fax machines,
electronic copyboards and page scanners.   In the past, the only customer for
the Company's sensors was Quartet Manufacturing Co., which incorporates OIS sensors into electronic copyboards. In fiscal 1997, the Company developed and produced its first flat panel x-ray sensors designed to detect and digitally capture the same images currently captured using x-ray film. The Company believes flat panel x-ray sensors offer many advantages over the use of conventional x-ray film, including digital acquisition, communication and storage of images, fewer repeat exams, faster patient throughput and increased utilization of exam rooms. The Company continues to review other potential commercial applications for its sensor technology, such as industrial non-destructive testing, produce, livestock and poultry inspection and medical diagnosis.

     Licensing. In addition to the revenue obtained from development agreements and the sale of products, the Company has obtained revenue from licensing its sensor technology to others. The Company will continue to license its technology where it appears appropriate. See Intellectual Property Rights.

COMPETITION

     AMLCDs. OIS views the market for AMLCDs as consisting of at least two distinct submarkets. The first submarket for AMLCDs, and by far the largest, is the market for AMLCDs for use in consumer electronics products, such as laptop computers. This market is highly competitive with at least six competitors worldwide. All of the firms which compete in this submarket have more financial resources than the Company and most are affiliated with major corporations that have extensive experience in the electronics industry. OIS is not active in this submarket at this time, and it will not be possible for the Company to compete successfully in this submarket unless it can significantly reduce its per unit production costs. Management does not anticipate that the Northville facility will enable the Company to successfully enter this submarket because throughput at the Northville facility will be too small to generate the necessary economies of scale.

     The second submarket for AMLCDs consists of the market for AMLCDs for use in military, commercial avionics, space and other demanding environments. This is the submarket that OIS has identified as the near-term target market for its AMLCDs. OIS AMLCDs are engineered and manufactured to meet the optical and environmental requirements of these demanding applications.

     Within the submarket in which OIS competes, the most significant source of competition is indirect competition from currently existing, non-AMLCD technologies, such as electromechanical displays and cathode ray tube displays
(CRTs). AMLCDs have a number of performance advantages over CRTs and electromechanical displays, including less thickness, lower weight, higher contrast, sunlight readability and longer mean time between failures. OIS management believes that customers recognize that the AMLCD is a superior technology. The Company currently competes with non-AMLCD technologies primarily on the basis of performance. However, the Company's ultimate success in displacing CRTs and electromechanical displays will depend on, among other things, the Company's ability to compete on the basis of price by reducing the per unit cost of its AMLCDs.

     Within the submarket in which OIS competes, OIS experiences direct competition for sales of AMLCDs primarily from two sources. The first source of competition is from the three other North American companies which manufacture, or intend to manufacture, AMLCDs: Litton Industries of Canada, ImageQuest and dpiX. Litton Industries of Canada supplies AMLCDs to Litton Systems, an affiliated company which is in the business of supplying whole avionic flight information systems. Image Quest is a start-up company backed by Hyundai of South Korea and dpiX is a subsidiary of Xerox. Although the Company is not aware of any significant production of AMLCDs by either ImageQuest or dpiX, each company has announced plans to manufacture AMLCDs which would compete with several of the Company's products. While Hyundai and Xerox each have at their disposal substantial resources that could be devoted to the development and manufacture of AMLCDs, the Company does not know the actual level of financial commitment which Hyundai or Xerox have to these companies. The potential competitive impact of these companies is not yet clear.

     The second source of direct competition for sales of AMLCDs within the Company's target submarket is from companies which re-manufacture and adapt consumer grade AMLCDs for avionics use. Although OIS management believes that consumer grade AMLCDs generally do not meet current avionics requirements, a number of avionics integrators are purchasing consumer grade AMLCDs and adapting them for avionics use. These adapted products are a growing source of competition for the Company. Although the adapted products are generally lower in price, they also generally have weaker performance in one or more respects than the Company's products. The Company is carefully monitoring developments in adapted products.

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

     OIS does not expect the current large scale producers of consumer grade AMLCDs to enter the Company's target submarket directly since this submarket is characterized by relatively small production runs that may not be economical for large scale producers. OIS expects to compete on the basis of its ability to meet the performance requirements of its submarket, its identification as a United States manufacturer, and, eventually, price. The Company believes that, over time, it will need to reduce production costs and prices in order to compete effectively.

     Image Sensors. The Company is seeking to enter into the medical imaging market and has identified the market for digital flat panel x-ray sensors as its near term target submarket. This submarket is at a very early stage of development and is highly dependent on whether or not digital x-ray sensors are accepted as an alternative to traditional x-ray film. OIS is aware of three companies that have announced plans to manufacture digital x-ray sensor products: EG&G Inc., dpiX and Philips Corporation. Recently, EG&G announced that it will be the exclusive supplier of x-ray sensors to GE Medical Systems. The potential competitive impact of these companies is not yet clear.

BUSINESS DEVELOPMENTS

     Northville Facility. Through fiscal 1996, the Company produced displays in its Troy, Michigan, facility which was originally designed primarily for research and development, not production. The Company built a new mid-volume manufacturing facility in Northville Township, Michigan. The Northville facility was designed to produce AMLCDS and sensors for the commercial and military avionics and medical imaging submarkets, not the consumer electronics submarket. See Competition. The Northville facility incorporates flexible manufacturing technology that is intended to facilitate the relatively small production runs that characterize the Company's current submarkets. The Company began lengthy process startup procedures at the Northville facility in June 1995. In August 1996, the Company established a baseline manufacturing process at the Northville facility, transferred all production from the Troy facility to the Northville facility and ceased operations in the Troy facility. Throughout fiscal 1997 the Company concentrated on increasing production volumes and yields at the Northville facility. By the end of fiscal 1997, the Company had achieved regular and continuous manufacturing at the Northville facility sufficient to meet the Company's current demand for its products.

     The Northville facility was built under an agreement with the Defense Advanced Research Projects Agency of the U.S. Department of Defense ("DARPA"), under which the federal government provided $48 million to OIS upon the attainment of specified planning and construction milestones. OIS used the government funds to purchase process equipment for the Northville facility. The government will own that equipment but OIS will be entitled to use the government-owned equipment through August 1998 without payment. In 1998, OIS will have the option to purchase any or all of the government-owned equipment at its then fair market value. See Management's Discussion and Analysis.

     Products. During fiscal 1997, the Company has continued its program of building "standard" or "catalog" AMLCDs and making them available to customers on an off-the-shelf basis. During fiscal 1997, the Company also entered into a production agreement with Sterling Diagnostic Imaging Inc. for the delivery of the Company's first commercial flat panel x-ray sensor products. In the fiscal 1997, the Company derived approximately 15% of its operating revenues from development agreements, approximately 78% from sales of AMLCDs (including both production agreements and off-the-shelf sales) and approximately 7% from image sensors. See Management's Discussion & Analysis -- Results of Operations.

     Customers. In the past, the United States government has been the largest end user of the Company's displays. The U.S. government, principally the Department of Defense, continues to purchase displays from the Company indirectly through a number of prime contractors and avionics integrators. However, as a result of the Company's ongoing policy to sell displays for use by the U.S. government as "catalog" products, the Company is no longer required to satisfy many of the complex requirements associated with traditional government contracts. While OIS is unable to determine the precise mix of U.S. government and non-government sales, management believes that the U.S. government is becoming a less dominate source of the Company's revenue. The Company has three customers that each individually accounted for more than 10% of its total revenues in the fiscal year ended June 30, 1997: Kaiser Electronics, Honeywell and Allied Signal. In aggregate, these three customers accounted for $8.3 million or 61% of the Company's revenue in fiscal 1997.

     Marketing and Development of the Market. As a result of the ongoing ramp-up at the Northville facility and the availability of additional production capacity, the Company has begun an aggressive campaign to expand sales of both its AMLCDs and sensor products. During fiscal 1997, the Company continued to experience requests for proposals and marketing activity which resulted in additional production orders. Management expects that the Company's targeted submarkets will expand substantially in the next three to five years. Although growth is expected, the amount of growth which will occur in the next one to three years is uncertain as it is not clear how quickly potential customers will adopt the use of AMLCD and sensor technology.

     Fiscal 1997 Results. During fiscal 1997, revenues from the sale of products increased significantly although decreasing engineering revenue and high costs of sales resulted in continuing losses. See Management's Discussion & Analysis -- Results of Operations -- Costs of Sales.

     Future Operations. Management believes that the Company's ability to operate profitably will depend on a number of factors, including the following:

     1. The rate at which demand for high performance AMLCDs increases.

     2. The rate at which digital x-ray sensors are accepted as an alternative to traditional x-ray film.

     3. The more efficient operation of the Northville facility. Management believes that the Northville facility reflects the state-of-the-art in AMLCD manufacturing facilities. However, the Company's Northville facility is the first mid-volume AMLCD manufacturing facility ever been built in the United States and there is no assurance that the Company will be able to manufacture its products at competitive cost.

FINANCING DEVELOPMENTS

     On October 29, 1996, the Board of Directors of OIS authorized the issuance of 100,000 shares of a Series B Cumulative Preferred Stock, par value $0.01 (the "Series B Preferred"). The Series B Preferred is not convertible into Common Stock or any other security of OIS. However, each share of Series B Preferred entitles the holder thereof to 350 votes on every matter submitted to a vote of the shareholders of OIS. The Series B Preferred bears a cumulative dividend at a rate of 8% for three years from the date of issuance and at an increasing floating rate thereafter (subject to a cap of 16.5% per year). The purchaser of shares of Series B Preferred cannot cause their redemption, and OIS can redeem shares of Series B Preferred only upon a vote of the directors of OIS that are independent of the owner or owners of the shares of Series B Preferred being redeemed.

     On October 30, 1996, OIS issued 38,137 shares of Series B Preferred to Guardian in exchange for the 35,000 shares of Series A Preferred Cumulative Preferred Stock previously acquired by Guardian and all dividend in arrears thereon. This exchange was approved by the independent members of OIS's Board of Directors.

     On October 31, 1996, GDIC purchased 21,000 shares of Series B Preferred from OIS for $1,000 per share. Subsequently during fiscal 1997, GDIC purchased an additional 14,500 shares of Series B Preferred from OIS for $1,000 per share. As of September 18, 1997, GDIC's purchases of Series B Preferred Stock totaled $35,500,000. These investments were approved by the independent members of OIS's Board of Directors and are accounted for as equity by OIS.

     On October 31, 1996, OIS became eligible, and has elected, to become a member of an affiliated group under Section 1504(a) of the Internal Revenue Code of 1986, as amended, with Guardian, GDIC and Guardian's other qualifying subsidiaries (the "Affiliated Group"). As a member of the Affiliated Group, OIS's tax attributes generated after October 31, 1996 will be included in the single consolidated federal income tax return filed by the Affiliated Group. Net operating losses of OIS generated prior to October 31, 1996 will only be eligible to offset future taxable income of OIS and cannot be used to offset the income of other companies included in the Affiliated Group.

     In order to provide funding for future operations of OIS, OIS has entered into a Tax Sharing Agreement with Guardian effective November 1, 1996. Under the terms of the Tax Sharing Agreement, Guardian will compensate OIS for the value of OIS's losses and credits which are utilized by the Affiliated Group by making payments to OIS in an amount equal to the difference between (i) the liability reflected on the Affiliated Group's consolidated federal income tax return with the inclusion of OIS and (ii) the liability without the inclusion of OIS.

     The disinterested members of OIS have authorized OIS to borrow up to $20,000,000 from Guardian at an annual interest rate of up to 7%, with all interest and principal due and payable on demand of GDIC. As of September 18, 1997, OIS had borrowed $9,000,000 from GDIC.

     The Company continues to utilize commercial financing from Bank of America NTSA and NBD Bank N.A. in the form of a term loan and a credit facility, both maturing in December, 1999. The financing agreements were amended in fiscal 1995 to increase available credit from $40 million to $52.5 million. The financing agreements include a number of covenants, including a prohibition on granting security interests, limitations on capital expenditures and dispositions of assets and financial covenants. Additionally, under the terms of the financing agreements, OIS is restricted from incurring additional debt (as defined) and paying cash dividends. Furthermore, OIS must meet certain financial covenants as defined in the financing agreements. The financing is unsecured and provides for interest rates to be determined at the times of borrowing equal to NBD Bank N.A.'s prime rate or LIBOR plus a margin of .875% or at elected fixed rates with interest periods ranging from 30 days to 180 days. The term loans are payable in quarterly principal installments of $5,500,000 on December 31, 1997, $2,500,000 on each of March 31, 1998 and June
30, 1998, $2,750,000 on each of September 30, 1998 and December 31, 1998,
$3,375,000 on each of March 31, 1999 and June 30, 1999, $3,875,000 on September
30, 1999 and $25,875,000 on December 31, 1999. The Company also pays a commitment fee of .375% of the unused portion of the credit facility. The revolving credit facility matures in December 1999.

     The Company expects to require and to pursue additional equity, and possibly debt, financing in fiscal 1998, but has not determined the amount or nature of the prospective financing. See Management's Discussion & Analysis -- Capital Resources.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Business Data. The following table shows the amount and percentage of the Company's revenues contributed by, the operating profit attributable to, and the assets associated with the development and sales of displays and sales of sensors for each of the three fiscal years ending June 30, 1995, 1996 and 1997:



                                FY 97                                       FY 96                               FY 95

                          -------------------                 ---------------------------          -------------------------
                             AMOUNT       %                             AMOUNT       %                      AMOUNT       %
                          -------------------                 ---------------------------          -------------------------
REVENUE:

 SALE OF DISPLAYS         $ 10,502,747      78%                    $ 6,488,975    61%                     $2,290,242    27%

 ENGINEERING                 2,106,843      15%                      4,001,414    38%                      5,799,519    69%

 SALE OF SENSORS          $    990,898       7%                    $   104,818     1%                     $  333,280     4%
                          ------------                             ------------                           -----------

 TOTAL REVENUES           $ 13,600,488     100%                    $10,595,207   100%                     $8,423,041   100%

OPERATING PROFIT:

 SALE OF DISPLAYS         $(27,176,280)   -201%                   $( 9,166,315)  -87%                    $(7,282,833)  -86%

 ENGINEERING              (  5,359,140)    -39%                    (13,328,809) -126%                     (6,629,522)  -79%

 SALE OF SENSORS          $ (2,504,803)    -18%                   $(   348,887)   -3%                    $(1,018,924)  -12%
                          ------------                            ------------                           -----------

 TOTAL OPERATING PROFITS
  (LOSS)                  $(35,040,223)   -258%                   $(22,844,011)  -216%                  $(14,931,279) -177%

ASSETS:(1)

 FIXED ASSETS (NBV)       $ 56,963,414     419%                   $ 54,731,463    517%                  $ 45,734,945   543%
 INVENTORY                $  9,525,136      70%                   $  5,847,250     55%                  $  3,360,062    40%


(1) For each year, all fixed assets and 99% of the inventory relate to the development and sale of displays, and 1% of the inventory relates to sale of sensors.

     The following table shows the domestic and foreign revenues attributable to the industry segments for each of the three fiscal years ending June 30, 1995, 1996 and 1997:


                               FY 97                FY 96               FY 95
                         -------------------  --------------------  ----------------
                              AMOUNT     %         AMOUNT    %         AMOUNT    %
                         -------------------  --------------------  ----------------
REVENUE:

ENGINEERING &
SALE OF DISPLAYS

   DOMESTIC                 $11,014,100   81%  $ 9,878,531   93%  $ 7,830,225   93%

   FOREIGN                    1,595,490   12%      611,858    6%      259,536    3%

SALE OF SENSORS

   DOMESTIC                     990,898    7%      104,818    1%      333,280    4%

   FOREIGN
                            -----------        -----------        -----------

TOTAL REVENUES              $13,600,488  100%  $10,595,207  100%  $ 8,423,041  100%
                            -----------        -----------        -----------
TOTAL:
   DOMESTIC                 $12,004,998   88%  $ 9,983,349   94%  $ 8,163,505   97%

   FOREIGN                    1,595,490   12%      611,858    6%      259,536    3%
                            -----------        -----------        -----------
                            $13,600,488  100%  $10,595,207  100%  $ 8,423,041  100%

     Backlog at June 30, 1997, was approximately $33.3 million, as compared to $28.5 million at June 30, 1996. It is expected that approximately $20.3 million of the backlog will be filled in fiscal 1998 if there are no cancellations or delays in existing programs. In fiscal 1997, the Company experienced delays that resulted in the amount of backlog that was actually filled in the fiscal year being approximately $7.4 million less than had been anticipated.

     Raw materials and components necessary for production of displays and sensors are generally available from several sources. The Company does not foresee an unavailability of materials or components that would have a material adverse effect on its overall business, or any of its business segments, in the near term.

     The Company's business is not seasonal.

     The Company employed 328 persons at June 30, 1997.

INTELLECTUAL PROPERTY RIGHTS

     The Company is working to improve its current AMLCDs and sensors and to develop enhancements and improvements to the technologies that are involved in producing its products. The basic methodology for the manufacture of AMLCDs using the thin film transistor technology currently employed by the Company is in the public domain. The manufacture of the Company's sensor products, including digital x-ray sensors, is based in large part on OIS patents and trade secrets.

     Management believes that the proprietary know-how and other trade secrets developed by the Company over the years are a key factor in its ability to produce displays and sensors. The Company has policies and procedures in place to attempt to protect its trade secrets.

     The Company endeavors to develop new technologies of general application with its own funds and to retain ownership of related intellectual property rights.

     Where management has considered it appropriate, the Company has sought patent protection for its inventions in the United States and in other countries. The Company owns over 50 patents, most of which were granted less than ten years ago, and has a number of patent applications pending or in preparation. Management believes that a number of these patents represent, or have the potential to represent, significant developments, generally in the form of enhancements or improvements to existing technologies, which may be important for the Company and its competitive position. The level of patent activity (and related expense) has increased in fiscal 1997.

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

     Management believes that it is common in the display and semiconductor industries for firms to enter into cross-licensing agreements in order to mitigate the risk of intellectual property litigation. As appropriate, management will consider whether attempting to obtain cross-licensing agreements in certain fields may be advantageous to the Company. There is no assurance that the Company will be able to enter into cross-licensing agreements on favorable terms.

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


                                    PART II


ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information set forth under the caption "PRICE RANGE OF COMMON STOCK" appearing in the Annual Report to Shareholders for the fiscal year ended June 30, 1997, is incorporated by reference into this Report.

ITEM 6:  SELECTED FINANCIAL DATA

     The information set forth under the caption "SELECTED FINANCIAL DATA" appearing in the Annual Report to Shareholders for the fiscal year ended June 30, 1997, is incorporated by reference into this Report.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information set forth under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" appearing in the Annual Report to Shareholders for the fiscal year ended June 30, 1997, is incorporated by reference into this Report.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements of the Company and Report of Independent Public Accountants set forth in the Annual Report to Shareholders for the fiscal year ended June 30, 1997, are incorporated by reference into this Report:

     Report of Independent Public Accountants

     Balance Sheets - June 30, 1997 and 1996

     Statements of Operations - years ended June 30, 1997, 1996 and 1995

     Statements of Stockholders' Equity - years ended June 30, 1997, 1996 and
     1995

     Statements of Cash Flows - years ended June 30, 1997, 1996 and 1995

     Notes to Financial Statements

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF OIS

     The information set forth under the caption "ELECTION OF DIRECTORS" appearing in the Proxy Statement for the fiscal year ended June 30, 1997, is incorporated by reference into this Report.


ITEM 11:   EXECUTIVE COMPENSATION

     The information set forth under the caption "EXECUTIVE COMPENSATION" appearing in the Proxy Statement for the fiscal year ended June 30, 1997, is incorporated by reference into this Report.


ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" appearing in the Proxy Statement for the fiscal year ended June 30, 1997, is incorporated by reference into this Report.


ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" appearing in the Proxy Statement for the fiscal year ended June 30, 1997, is incorporated by reference into this Report.


                                    PART IV


ITEM 14:   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. List of Financial Statements

     The following financial statements of the Company are set forth in of the Annual Report to Shareholders for the fiscal year ended June 30, 1997, and are incorporated by reference into this Report by Item 8 hereof:

        Report of Independent Public Accountants
        Balance Sheets - June 30, 1997 and 1996
        Statements of Operations - years ended June 30, 1997, 1996 and 1995 Statements of Stockholders' Equity - years ended June 30, 1997, 1996 and 1995
        Statements of Cash Flows - years ended June 30, 1997, 1996 and 1995 Notes to Financial Statements

                                                                           PAGE
                                                                           ----
     2. List of Financial Statement Schedules PAGE

The following financial statement schedules of the Company are included in this Report:


            Schedule II - Valuation and Qualifying Accounts -
            June 30, 1997, 1996 and 1995 ................................. 15


Schedules, other than those referred to above, are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits



EXHIBIT
NUMBER                          DESCRIPTION
-------------------------------------------

3(i)   Restated Certificate of Incorporation as currently in effect.
       (Filed as Exhibit to OIS' Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.)

3(ii) Bylaws as currently in effect. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.)

4.1 Resolution of the Board of Directors of the company establishing the Series B Cumulative Preferred Stock of the Company.

10.1 Agreement between OIS, ECD and Quartet Manufacturing Company dated December 31, 1988, with attachments. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1989, and incorporated herein by reference.)

10.2 Master Lease Agreement with Appendices between OIS and GE Capital dated August 26, 1991. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and incorporated herein by reference.)

10.3 Sensor License Agreement between ECD and OIS dated April 14, 1992. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.)

10.4 OIS 1984 Amended and Restated Stock Option Plan. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.)

10.5 OIS 1988 Amended and Restated Stock Option and Incentive Plan. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.)

10.6 OIS 1994 Significant Employee Stock Incentive Plan. (Filed as Exhibit to OIS' Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.)

10.7 Amended and Restated Agreement between ECD and OIS dated April 14, 1992. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.)

10.8 Amended and Restated Services Agreement between OIS and Guardian dated June 30, 1995. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.)

     10.9 Loan Agreement and Master Demand Note between OIS and NBD Bank, N.A., dated March 19, 1993. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

     10.10 Credit Agreement between OIS, Bank of America National Trust and Savings Associations and NBD Bank, N.A., as Banks, NBD Bank, N.A., as Administrative Agent, and BA Securities, Inc., as Arranger, dated December 14, 1993. (Filed as Exhibit to OIS's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, and incorporated herein by reference.)

     10.11 Amendment No. 2 and Waiver to Credit Agreement between OIS, Bank of America National Trust and Savings Association and NBD Bank, N.A., as Banks, NBD Bank, N.A., as Administrative Agent, and BA Securities, Inc., as Arranger, dated February 28, 1995. (Filed as Exhibit to OIS' Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.)

     10.12 Amendment No. 3 to Credit Agreement between OIS, Bank of America National Trust and Savings Association and NBD Bank, N.A., as Banks, and NBD Bank, N.A., as Administrative Agent, dated September 19, 1996. (Filed as Exhibit to OIS' Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.)

     10.13 Agreement between OIS and The Advanced Research Projects Agency dated August 26, 1993. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

     10.14 Consultant Agreement between OIS and Peter Joel C. Young dated as of September 1, 1995. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.)

     10.15     Tax Sharing Agreement dated November 1, 1996 between OIS and
               Guardian.

     10.16     Promissory Note dated June 19, 1997 given by OIS in favor of
               GDIC.

     13 Form of Annual Report to Shareholders of the Company for the fiscal year ended June 30, 1997. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

     23        Consent of Arthur Andersen LLP dated September 26, 1997.

     27        Financial Data Schedule.   (EDGAR version only.)

(b)  Reports on Form 8-K

     None.

                   Report of Independent Public Accountants



To OIS Optical Imaging Systems, Inc.

We have audited, in accordance with generally accepted auditing standards, the financial statements included in OIS Optical Imaging Systems, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 29, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


\s\ Arthur Andersen LLP


Detroit, Michigan
August 29, 1997

                       OIS OPTICAL IMAGING SYSTEMS, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          JUNE 30, 1997, 1996 AND 1995



                           COLUMN B                    COLUMN C              COLUMN D                     COLUMN E
                           -----------------------------------------------------------------------------------------

                           BALANCE AT             ADDITIONS        ADDITIONS
                           BEGINNING             CHARGED TO        CHARGED TO                        BALANCE AT END
DESCRIPTION                OF PERIOD        COSTS AND EXPENSES     OTHER ACCOUNTS    DEDUCTIONS         OF PERIOD
-----------                ---------        ------------------     --------------    ----------         ---------
YEAR ENDED JUNE 30, 1997:
  ALLOWANCE FOR DOUBT       $60,000                                                                      $60,000
  ACCOUNTS

YEAR ENDED JUNE 30, 1996:
  ALLOWANCE FOR DOUBT       $60,000                                                                      $60,000
  ACCOUNTS

YEAR ENDED JUNE 30, 1995:
  ALLOWANCE FOR DOUBT       $60,000                                                                      $60,000
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

Dated:  September 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



\s\ Charles C. Wilson       Executive Vice President,         September 9, 1997
-----------------------     Chief Financial Officer &
Charles C. Wilson           Director
                            (Principal Financial &
                            Accounting Officer)

\s\ Rex Tapp                President, Chief Executive        September 9, 1997
-----------------------     Officer & Director
Rex Tapp


\s\ Ralph J. Gerson         Chairman of the Board & Director  September 9, 1997
-----------------------
Ralph J. Gerson


\s\ Jeffrey A. Knight       Director                          September 9, 1997
-----------------------
Jeffrey A. Knight


\s\ C. K. Prahalad          Director                          September 9, 1997
-----------------------
C. K. Prahalad

\s\ Robert M. Teeter        Director                          September 9, 1997
-----------------------
Robert M. Teeter


\s\ Mark S. Wrighton        Director                          September 9, 1997
-----------------------
Mark S. Wrighton


\s\ Peter Joel C. Young     Director                          September 9, 1997
-----------------------
Peter Joel C. Young

                              EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------
4.1 Resolution of the Board of Directors establishing the Series B cumulative preferred stock of the Company.

10.15     Tax Sharing Agreement dated November 1, 1996 between OIS and Guardian.

10.16     Promissory Note dated June 19, 1997 given by OIS in favor of GDIC.


13 Form of Annual Report to Shareholders of the Company for the fiscal year ended June 30, 1995. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

23        Consent of Arthur Andersen LLP dated September 26, 1997.

27        Financial Data Schedule.   (EDGAR version only)