Form 10-Q
period 1997-09-30
OIS OPTICAL IMAGING SYSTEMS INC
filed 1997-11-12
CIK 753601

                                  FORM 10-Q

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

         (Mark One)
 (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      September 30, 1997
                                          ------------------------------------

 ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to
                                        ------    -------

                         Commission File Number 0-16343
                                               ---------

                        OIS OPTICAL IMAGING SYSTEMS, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            38-2544320
 ------------------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

 47050 Five Mile Road Northville, Michigan                       48167
 ------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (313) 454-5560
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1997:

   Common Stock, $0.01 par value                              97,467,920
  -------------------------------                      -----------------------
                  Class                                    Number of Shares

                         PART I - FINANCIAL INFORMATION

Financial Statements

                        OIS OPTICAL IMAGING SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months
                                                      Ended September 30,
                                                 ------------------------------
                                                     1997               1996
                                                 ------------       -----------
REVENUES
Display revenue                                  $  5,471,532       $ 1,022,416
Engineering revenue                                   384,179         1,271,195
Sensor and other revenue                              623,017            51,072
                                                 ------------       -----------
TOTAL REVENUES                                      6,478,728         2,344,683


COST OF SALES
Display                                            10,170,131         3,163,618
Engineering                                           858,467         3,540,662
Sensor and other                                      659,743           157,300
                                                 ------------       -----------
TOTAL COST OF SALES                                11,688,341         6,861,580

  GROSS LOSS                                       (5,209,613)       (4,516,897)

OPERATING EXPENSES
Internal research and development                     365,067           669,350
Selling, general and administrative                 1,472,228         1,498,375
                                                 ------------       -----------
TOTAL OPERATING EXPENSES                            1,837,295         2,167,725

  OPERATING LOSS                                   (7,046,908)       (6,684,622)

OTHER INCOME (EXPENSE)
Interest expense                                   (1,098,926)       (1,112,797)
Interest income                                         9,279               257
Licensing and royalties                                77,204             1,135
Other                                                  60,700           224,744
                                                 ------------       -----------
TOTAL OTHER INCOME (EXPENSE)                         (951,743)         (886,661)
                                                 ------------       -----------

Loss before Income Tax benefit                   $ (7,998,651)      $(7,571,283)

Income Tax benefit                                  2,801,000                --
                                                 ------------       -----------

NET LOSS                                         $ (5,197,651)      $(7,571,283)
                                                 ------------       -----------

Preferred stock dividends                           1,484,845           705,753
                                                 ------------       -----------

NET LOSS AVAILABLE TO COMMON
 SHAREHOLDERS                                    $ (6,682,496)      $(8,277,036)
                                                 ============       ===========

NET LOSS PER COMMON SHARE (Note B)               $       (.07)      $      (.09)
                                                 ============       ===========


See notes to financial statements

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                                 BALANCE SHEETS

                                     ASSETS



                                                    September 30,       June 30,
                                                       1997               1997
                                                    ------------      ------------
                                                    (Unaudited)        (Audited)
CURRENT ASSETS

  Cash and cash equivalents                         $  2,145,934      $    960,042
  Accounts receivable
    (Net of reserve for doubtful accounts of
     $60,000 at September 30, 1997 and June 30,
     1997)                                             4,556,308         4,222,508
  Inventories                                         10,250,458         9,525,136
  Income tax receivable from affiliate                 4,442,756         4,755,490
  Prepaid expenses and other current assets              866,500           746,199
                                                    ------------      ------------

     TOTAL CURRENT ASSETS                             22,261,956        20,209,375


PROPERTY AND EQUIPMENT
  Land                                                 3,000,000         3,000,000
  Building and improvements                           32,909,030        32,891,009
  Machinery and other equipment                       31,619,574        31,371,764
  Construction in process                                147,224            60,192
                                                    ------------      ------------

  TOTAL PROPERTY AND EQUIPMENT                        67,675,828        67,322,965

Less accumulated depreciation                        (11,934,551)      (10,359,551)
                                                    ------------      ------------

  NET TOTAL PROPERTY AND EQUIPMENT                    55,741,277        56,963,414
                                                    ------------      ------------

  TOTAL ASSETS                                      $ 78,003,233      $ 77,172,789
                                                    ============      ============


See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          September 30,        June 30,
                                                                             1997               1997
                                                                         -------------      -------------
                                                                          (Unaudited)         (Audited)
CURRENT LIABILITIES
  Subordinated note payable to affiliate                                 $   9,000,000      $   3,000,000
  Current installment on long-term debt                                     13,250,000         10,500,000
  Accounts payable                                                           2,773,896          2,817,068
  Accrued interest                                                             367,461            578,166
  Deferred revenue                                                                  --            112,204
  Other accrued liabilities                                                    470,361            297,852
                                                                         -------------      -------------

     TOTAL CURRENT LIABILITIES                                              25,861,718         17,305,290

LONG-TERM DEBT                                                              39,250,000         42,000,000
LOCAL GOVERNMENT SUBSIDY                                                     2,875,000          2,900,000
                                                                         -------------      -------------

     TOTAL LIABILITIES                                                      67,986,718         62,205,290

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $0.01 per share:
    Series B, 8% cumulative, non-convertible and voting
      Authorized -- 100,000 shares
       Issued and outstanding -- 73,637 shares at September 30, 1997
       and June 30, 1997                                                           736                736
  Common Stock, par value $0.01 per share:
      Authorized - 125,000,000 shares
      Issued and outstanding -- 97,467,920 shares at September 30,
      1997 and June 30, 1997                                                   974,679            974,679
  Additional paid-in capital                                               141,521,997        141,375,527
  Accumulated deficit                                                     (131,762,969)      (126,565,319)
  Deferred compensation                                                       (717,928)          (818,124)
                                                                         -------------      -------------

     TOTAL STOCKHOLDERS' EQUITY                                             10,016,515         14,967,499
                                                                         -------------      -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  78,003,233      $  77,172,789
                                                                         =============      =============

See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          THREE MONTHS ENDED
                                                                                 ------------------------------
                                                                                             SEPTEMBER 30,
                                                                                       1997             1996
                                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(5,197,651)     $ (7,571,283)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                   1,550,000         1,397,000
    Deferred compensation expense                                                     246,666           171,166
  Impact on cash flows from changes in assets and liabilities:
    Receivables                                                                       (21,066)          684,118
    Prepaid expenses and other assets                                                (120,301)         (297,089)
    Inventory                                                                        (725,322)       (3,605,672)
    Accounts payable and accrued liabilities                                          (81,367)         (985,775)
    Deferred revenues                                                                (112,204)         (118,027)
                                                                                  -----------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                              (4,461,245)      (10,325,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (352,863)       (4,247,451)
                                                                                  -----------      ------------

    NET CASH USED IN INVESTING ACTIVITIES                                            (352,863)       (4,247,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long term debt                                                     --           (31,003)
  Net proceeds from issuance of debt and notes                                      6,000,000        14,500,000
  Net proceeds from issuance of common stock                                               --           103,500
                                                                                  -----------      ------------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES                                                         6,000,000        14,572,497
                                                                                  -----------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                               1,185,892              (516)

NET CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                 960,042               516
                                                                                  -----------      ------------
NET CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                   $ 2,145,934      $        -0-
                                                                                  ===========      ============

See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                         THREE MONTHS ENDED
                                                 -------------------------------
                                                             SEPTEMBER 30,
                                                     1997                1996
                                                 -------------        ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                         $  1,309,631         $ 621,407


   Cash equivalents:
   Cash equivalents consist of investments in short-term, highly-liquid securities having maturity of three months or less, made as a part of OIS' cash management activity.


SUPPLEMENTAL SCHEDULE OF NONCASH
  TRANSACTIONS:

                                                         THREE MONTHS ENDED
                                                 ------------------------------
                                                           SEPTEMBER 30,
                                                     1997                1996
                                                 ------------         ---------

Adjust deferred compensation                     $  146,470

Common stock issued in exchange for
Deferred compensation, net of terminations                            $ 346,191








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

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments consisting only of normal recurring items, required to present fairly its financial position as of September 30, 1997, the results of operations for the three months ended September 30, 1997 and 1996 and cash flows for the three months ended September 30, 1997 and 1996.

NOTE B - Net Loss Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement On Financial Accounting (SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaces Accounting Principles Board Opinion No. 15 and modifies the required calculations for earnings per share. The Company must adopt this statement in fiscal 1998 and early adoption is not permitted. If SFAS No. 128 had been adopted for the periods presented, the net loss per common share would not have been materially different from the amounts presented currently. The weighted average number of shares used in the computation for the three months ended September 30, 1997 and 1996 was 97,467,920 and 97,137,140, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

Summary

The operating results for the first quarter of fiscal 1998 continue to reflect substantial operating losses. As a result of increased production volumes, revenues increased dramatically during the first quarter of fiscal 1998 when compared to the same period during fiscal 1997. However, the Company's cost of sales continued to exceed revenue due to the relatively high costs of the Company's overhead, scrap rates and depreciation expense for the period.

Management is encouraged by the Company's higher production volumes and is optimistic about the Company's ability to further reduce cost of sales as a percentage of revenue throughout the fiscal year. However, the Company's ability to significantly reduce operating losses will also depend on the Company's ability to expand the markets for its products in order to fill excess plant capacity and increase revenues.

Three Months ended September 30, 1997 and 1996

Revenues

Total revenue for the first three months of fiscal 1998 of $6,478,728 was 176% higher than total revenue for the same period in the preceding fiscal year of $2,344,683. This increase is attributable to a substantial increase in revenue from the sale of displays and sensors, which was partially offset by a decrease in revenue from customer funded engineering.

Revenue from the sale of displays and sensors for the first quarter of fiscal 1998 of $6,094,549 was 468% higher than revenues from the sale of displays and sensors for the first quarter of fiscal 1997 of $1,073,488. This increase, which continues a trend which began during fiscal 1997, is the result of more displays and sensors being manufactured and shipped during the current fiscal year. Management expects that revenues from the sale of displays and sensors will continue to increase during fiscal 1998 as existing orders for the Company's products are satisfied. However, the sales volume required to achieve profitability exceeds the existing markets for the Company's products. Therefore, the Company is working aggressively to expand the markets for its displays, x-ray sensors and other products.

Revenue from customer-funded engineering during the first quarter of fiscal 1998 of $384,179 was 70% lower than revenue from customer-funded engineering of $1,271,195 for the same period in the preceding fiscal year. This decrease is the result of the Company's strategic decision to reduce customer-funded engineering activity as the Company continues to concentrate on its manufacturing operations.

Cost of Sales

Cost of sales for the first quarter of fiscal 1998 of $11,688,341 was 70% higher than cost of sales for the first quarter of fiscal 1997 of $6,861,580. However, cost of sales as a percentage of revenue decreased substantially to 180% for the first quarter of fiscal 1998 from 293% for the same period in the preceding fiscal year.

Direct labor and material for the first quarter of fiscal 1998 increased approximately $3.7 million when compared to the first quarter of fiscal 1997. This increase is due to the increased plant activity experienced to build and sell significantly more products during the first quarter of fiscal 1998 than was experienced during the same period in the preceding fiscal year. However, direct material and direct labor, on a per unit basis, decreased approximately 17% during the first quarter of fiscal 1998 when compared to the same period during fiscal 1997. This decrease is mainly attributable to a reduction in scrap rates during the current fiscal year. Management expects that the Company will continue to achieve increased yields and lower direct costs, on a per unit basis, during the remainder of fiscal 1998.

Overhead for the first quarter of fiscal 1998 increased by approximately $1.1 million when compared to the first quarter of fiscal 1997. The increase is attributable in large part to increases in the areas of indirect supplies and materials and equipment maintenance resulting from the increase in production activity. Management does not expect a significant change in overhead costs during fiscal 1998. However, until the Company is able to sell more products, overhead costs will continue to be a major component of cost of sales.

Other Costs

The Company's operating expenses, which consist of internal research and development and general selling and administrative expenses, decreased approximately $330,000 or 15% during the first quarter of fiscal 1998 when compared to the first quarter of fiscal 1997. This decrease results principally from the timing of expenses and not from any known trends. Management does not expect any significant changes in other operating expenses during fiscal 1998.

Other income and expenses, which consists mainly of interest expense, increased approximately $65,000 or 7% during the first quarter of fiscal 1998 when compared to the same period during the preceding fiscal year. The increase in net other expense is attributable to the sale of operating equipment from the old Troy facility during the first quarter of fiscal 1997.

Liquidity and Capital Resources

LIQUIDITY

The Company's cash and cash equivalents at September 30, 1997 were $2,145,934. The Company is attempting to manage its cash to minimize borrowings under its various debt instruments.

OPERATING ACTIVITIES

During the first three months of fiscal 1998, the Company incurred a net loss of $5,197,651. Inventory increased approximately $700,000, mainly in the area of spare equipment parts to minimize the down time of equipment. Furthermore, the Company incurred approximately $1.5 million in depreciation costs, which contributed to net loss but had no effect on cash.

INVESTING ACTIVITIES

During the first quarter of fiscal 1998 the Company spent approximately $353,000 for machinery and equipment to improve production efficiency.

FINANCING ACTIVITIES

During the first quarter of fiscal 1998 the Company borrowed an additional $6 million under its $20 million Promissory Note with GD Investments Corp. (GDIC). The note accrues interest at a rate of 6% per annum, and all principal and interest is payable on demand of GDIC. As of September 30, 1997, the Company has borrowed $9 million under the Promissory Note.

The Company's cash is decreasing, and Management anticipates a need for additional cash during fiscal 1998 (see Capital Resources).

Capital Resources

During fiscal 1997, the Company's Board of Directors created and authorized for issuance 100,000 shares of Series B Preferred Stock, par value $.01, with an original issuance price of $1,000 per share. The Series B Preferred Stock bears a dividend rate of 8% for the first three years and a floating rate, subject to a 16.5% cap, thereafter. Each share of Series B Preferred Stock entitles the holder to 350 votes per share on each and every matter submitted to a vote of the Company's shareholders. The Series B Preferred Stock is non-convertible. As of September 30, 1997, 73,637 shares have been issued.

As a result of certain transactions during fiscal 1997, the Company is eligible to be a member of Guardian Industries Corp.'s (Guardian) affiliated tax group (Affiliated Group). This allows the Company's tax losses, credits and/or income to be included in the single consolidated federal tax return by the Affiliated Group.

Guardian and the Company entered into a Tax Sharing Agreement during fiscal 1997 pursuant to which the Company will receive or make tax sharing payments based on the amount by which the federal income tax liability of the Affiliated Group is reduced or increased by inclusion of the Company in the Affiliated Group. During the first quarter of fiscal 1998 the Company received $3,113,734 under the Tax Sharing Agreement. As of September 30, 1997 the Company has recorded an estimated receivable from Guardian of $4,442,756 in accordance with the Tax Sharing Agreement.

Due to the level of current and anticipated losses, Management expects additional capital resources will be needed to support the Company's operations. Management expects that Guardian, directly or through an affiliate, will provide funding to support the Company's operations through fiscal 1998. At this time, Guardian has not indicated any intention to discontinue funding the Company. If Guardian were to discontinue funding the Company or offer funding to the Company on terms that were not satisfactory to the Company's disinterested directors, then the Company would have to seek alternative sources of funding. There is no assurance that such alternative sources of funding would be available. In such case, the Company would be unable to meet its obligations and would be materially adversely affected.




                           PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

                 None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     A.    EXHIBITS

                Exhibit 27 -- Financial Data Schedule (Edgar Version Only)

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


                                 OIS Optical Imaging Systems, Inc.
                                  (Registrant)



Date:  November 12, 1997         By:     /s/Rex Tapp
                                         --------------------------------------
                                         Rex Tapp
                                         President and Chief Executive
                                         Officer





Date:  November 12, 1997         By:     /s/Charles C. Wilson
                                         --------------------------------------
                                         Charles C. Wilson
                                         Executive Vice President
                                         (Principal Financial and
                                         Accounting Officer

                              INDEX TO EXHIBITS


EXHIBIT NO.                                               DESCRIPTION
-----------                                               -----------

  Ex-27                                                  Financial Data
                                                            Schedule