Form 10-Q
period 1997-12-31
OIS OPTICAL IMAGING SYSTEMS INC
filed 1998-02-17
CIK 753601

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


         (Mark One)
 (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended    December 31, 1997
                                           ------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to
                                        ------    -------

                         Commission File Number 0-16343

                        OIS OPTICAL IMAGING SYSTEMS, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                            38-2544320
   --------------------------------------------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

    47050 Five Mile Road Northville, Michigan                     48167
   --------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    (313) 454-5560
                                                   ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes   X    No
                                           ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 13, 1998:

 Common Stock, $0.01 par value                           97,475,752
----------------------------------               ----------------------------
          Class                                       Number of shares

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Financial Statements
--------------------
                        OIS OPTICAL IMAGING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    ----------------------------------------
                                   (Unaudited)


                                                   Three Months                    Six Months
                                                 Ended December 31,             Ended December 31,
                                                 ------------------             ------------------
                                                1997            1996           1997            1996
                                                ----            ----           ----            ----
REVENUES
Display                                     $ 4,963,468     $ 1,744,223    $ 10,435,001    $  2,766,639
Engineering                                     170,507         251,058         554,686       1,522,253
Sensor and other                                529,979          67,536       1,152,996         118,608
                                            -----------     -----------    ------------    ------------
TOTAL REVENUES                                5,663,954       2,062,817      12,142,683       4,407,500

COST OF SALES
Display                                      10,388,109       9,102,773      20,555,200      12,169,355
Engineering                                     357,127       1,484,403       1,218,384       5,124,696
Sensor and other                                812,598         380,787       1,472,591         535,492
                                            -----------     -----------    ------------    ------------
TOTAL COST OF SALES                          11,557,834      10,967,963      23,246,175      17,829,543

  GROSS MARGIN                               (5,893,880)     (8,905,146)    (11,103,492)    (13,422,043)

OPERATING EXPENSES
Internal research and development               362,716         446,088         727,784       1,115,439
Selling, general and administrative           1,795,395       1,486,446       3,267,623       2,984,820
                                            -----------     -----------    ------------    ------------
TOTAL OPERATING EXPENSES                      2,158,111       1,932,534       3,995,407       4,100,259

  OPERATING LOSS                             (8,051,991)    (10,837,680)    (15,098,899)    (17,522,302)

OTHER INCOME AND (EXPENSE)
Interest expense, net of interest income     (1,164,998)     (1,064,305)     (2,254,646)     (2,176,845)
Licensing and royalties                         100,000         125,237         177,204         126,372
Other                                            27,560          43,934          88,261         268,679
                                            -----------     -----------    ------------    ------------
TOTAL OTHER INCOME AND
(EXPENSE)                                    (1,037,438)       (895,134)     (1,989,181)     (1,781,794)
                                            -----------     -----------    ------------    ------------

LOSS BEFORE INCOME TAX BENEFIT               (9,089,429)    (11,732,814)    (17,088,080)    (19,304,096)

Income Tax Benefit                            3,180,000       2,854,348       5,981,000       2,854,348
                                            -----------     -----------    ------------    ------------
NET LOSS                                    $(5,909,429)    $(8,878,466)   $(11,107,080)   $(16,449,748)
                                            -----------     -----------    ------------    ------------

Preferred stock dividends                     1,487,913       1,045,251       2,972,758       1,751,004
                                            -----------     -----------    ------------    ------------

NET LOSS AVAILABLE TO COMMON
  SHAREHOLDERS                              $(7,397,342)    $(9,923,717)   $(14,079,838)   $(18,200,752)
                                            ===========     ===========    ============    ============

NET LOSS PER COMMON SHARE (Note B)             $(.08)          $(.10)          $(.14)          $(.19)
                                               =====           =====           =====           =====



See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                            ------------------------
                                     ASSETS
                                     ------

                                                                            December 31,                   June 30,
                                                                                1997                         1997
                                                                                ----                         ----
                                                                             (Unaudited)                   (Audited)

CURRENT ASSETS
  Cash and cash equivalents                                                 $    941,768                  $   960,042
  Accounts receivable
  (Net of reserve for doubtful accounts of $60,000)                            4,862,588                    4,222,508
  Inventories                                                                 11,190,323                    9,525,136
  Income Tax Receivable from Affiliate                                         5,622,756                    4,755,490
  Prepaid expenses and other current assets                                    1,171,494                      746,199
                                                                            ------------                  -----------

   TOTAL CURRENT ASSETS                                                       23,788,929                   20,209,375

PROPERTY AND EQUIPMENT
  Land                                                                         3,000,000                    3,000,000
  Building                                                                    32,920,594                   32,891,009
  Machinery and other equipment                                               31,862,397                   31,371,764
  Construction in process                                                        205,940                       60,192
                                                                            ------------                  -----------

  TOTAL PROPERTY AND EQUIPMENT                                                67,988,931                   67,322,965

  Less accumulated depreciation                                              (13,509,551)                 (10,359,551)
                                                                            ------------                  -----------

   NET TOTAL PROPERTY AND EQUIPMENT                                           54,479,380                   56,963,414
                                                                            ------------                  -----------

   TOTAL ASSETS                                                             $ 78,268,309                  $77,172,789
                                                                            ============                  ===========


See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                            ------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                     December 31,               June 30,
                                                                                         1997                     1997
                                                                                         ----                     ----
                                                                                      (Unaudited)              (Audited)
CURRENT LIABILITIES
  Subordinated note payable to affiliate                                             $  12,000,000           $   3,000,000
  Current installment on long-term debt                                                 16,000,000              10,500,000
  Accounts payable                                                                       3,328,355               2,817,068
  Accrued interest                                                                         852,331                 578,166
  Deferred revenue                                                                          --                     112,204
  Other accrued liabilities                                                                412,908                 297,852
                                                                                     -------------           -------------

    TOTAL CURRENT LIABILITIES                                                           32,593,594              17,305,290

LONG-TERM DEBT                                                                          36,500,000              42,000,000
LOCAL GOVERNMENT SUBSIDY                                                                 2,850,000               2,900,000
                                                                                     -------------           -------------

    TOTAL LIABILITIES                                                                   71,943,594              62,205,290

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $0.01 per share:
     Series B, 8% cumulative, non-convertible and voting
      Authorized - 100,000 shares
      Issued and outstanding - 75,637 shares at December 31,
      1997 and 73,637 shares at June 30, 1997                                                  756                     736
  Common Stock, par value $0.01 per share:
      Authorized - 125,000,000 shares
      Issued and outstanding - 97,475,752 shares
      at December 31, 1997 and 97,467,920 at June 30, 1997                                 974,758                 974,679
  Additional paid-in capital                                                           143,660,758             141,375,527
  Accumulated deficit                                                                 (137,672,398)           (126,565,319)
  Deferred compensation                                                                   (639,159)               (818,124)
                                                                                     -------------           -------------

    TOTAL STOCKHOLDERS' EQUITY                                                           6,324,715              14,967,499
                                                                                     -------------           -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  78,268,309           $  77,172,789
                                                                                     =============           =============


See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)

                                                                                                SIX MONTHS ENDED
                                                                                        -------------------------------
                                                                                                 DECEMBER 31,

                                                                                        1997                       1996
                                                                                        ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $(11,107,080)                $(16,449,748)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                   3,100,000                    3,097,000
      Deferred compensation expense                                                     454,750                      300,556
  Impact on cash flows from changes in assets and liabilities:
      Accounts receivable                                                            (1,507,346)                   2,004,007
      Prepaid expenses and other assets                                                (425,295)                    (834,187)
      Inventory                                                                      (1,665,187)                  (4,058,284)
      Accounts payable and accrued expenses                                             900,509                   (1,850,762)
      Deferred revenues                                                                (112,204)                    (122,333)
                                                                                   ------------                 ------------
       NET CASH USED IN OPERATING ACTIVITIES                                        (10,361,853)                 (17,913,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (665,966)                  (5,571,720)
                                                                                   ------------                 ------------
        NET CASH USED IN INVESTING ACTIVITIES                                          (665,966)                  (5,571,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long term debt                                                 --                           (62,248)
   Net proceeds (repayments) from issuance of debt and
     notes                                                                            9,000,000                     (500,000)
   Net proceeds from issuance of common stock                                             9,545                      175,387
   Net proceeds from issuance of preferred stock                                      2,000,000                   24,016,001
                                                                                   ------------                 ------------

        NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                                                11,009,545                   23,629,140
                                                                                   ------------                 ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                           (18,274)                     143,669

NET CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                                  960,042                          516
                                                                                   ------------                 ------------
NET CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                                   $    941,768                 $    144,185
                                                                                   ============                 ============

See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                              SIX MONTHS ENDED
                                              ----------------
                                                 DECEMBER 31,
                                          1997                  1996
                                          ----                  ----
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
    Cash paid for interest             $1,994,314            $2,445,003



Cash equivalents:
Cash equivalents consist of investments in short-term, highly-liquid securities having a maturity of three months or less, made as a part of OIS' cash management activity.


SUPPLEMENTAL SCHEDULE OF NONCASH
   TRANSACTIONS:


                                              SIX MONTHS ENDED
                                              ----------------
                                                 DECEMBER 31,
                                          1997                  1996
                                          ----                  ----
Adjust deferred compensation           $275,785

Common stock issued in exchange for
 deferred compensation, net
 of terminations                                              $346,191




See statements of cash flows.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - Financial Statement Presentation

The condensed financial statements included herein have been prepared by OIS Optical Imaging Systems, Inc. (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. There have been no significant changes in such information since the date of such financial statements except as noted below.

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its financial position as of December 31, 1997, the results of operations for the three months and six months ended December 31, 1997 and 1996 and cash flows for the six months ended December 31, 1997 and 1996.

NOTE B - Net Loss Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement On Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaces Accounting Principles Board Opinion No. 15 and modifies the required calculations for earnings per share. The Company must adopt this statement in fiscal 1998 and early adoption is not permitted. If SFAS No. 128 had been adopted for the periods presented, the net loss per common share would not have been materially different from the amounts presented currently. The weighted average number of shares used in the computation for the three months ended December 31, 1997 and 1996 was 97,468,007 and 97,137,213, respectively. The weighted average number of shares used in the computation for the six months ended December 31, 1997 and 1996 was 97,467,964 and 97,134,837, respectively.

NOTE C - Financing Transactions

On January 30, 1998, the Company repaid a total of $8 million of principal on its $52.5 million commercial credit facility under its Credit Agreement dated as of December 14, 1993, as amended, with NBD Bank N.A. and Bank of America NT&SA (the "Credit Agreement"). $5.5 million of this principal repayment was originally due on December 31, 1997, but the Company obtained a waiver from the banks to delay such payment until January 30, 1998. The Company funded the $8 million principal repayment through the receipt of a $6 million payment from Guardian Industries Corp. ("Guardian") on account of the Tax Sharing Agreement between

Guardian and the Company and the sale of 2,000 shares of Series B Preferred Stock at a price of $1,000 per share to GD Investments Corp. ("GDIC"), an affiliate of Guardian. On January 30, 1998, the banks also waived compliance with certain financial covenants set forth in the Credit Agreement for the period ending June 29, 1998. Absent a waiver, the Company would have been unable to satisfy these financial covenants and, therefore, would have been in default under the Credit Agreement. This waiver was given in consideration of the Company making the principal repayment mentioned above and the Company agreeing, no later than February 28, 1998, to grant a first priority lien and security interest in all tangible and intangible assets of the Company, including its intellectual property, to secure repayment of the commercial credit facility. The banks already had the right, under the original Credit Agreement, to request and receive a security interest in all assets of the Company, excluding intellectual property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATION

Summary

The operating results for the first six months of fiscal 1998 continue to reflect substantial operating losses. As a result of increased production volumes, revenues increased dramatically during the first six months of fiscal 1998 when compared to the same period during fiscal 1997. However, the Company's cost of sales continued to exceed revenue due to the relatively high costs of the Company's overhead, scrap rates and depreciation expense for the period.

While the Company has been able to achieve higher production volumes, the Company will be unable to significantly reduce both the cost of sales as a percentage of revenue and operating losses unless it can expand markets for its products beyond its existing markets and generate a substantial increase in production orders to fill excess plant capacity.


Three months and six months ended December 31, 1997 and 1996

Revenues

Total revenue for the first six months of fiscal 1998 of $12,142,683 was 176% higher than total revenue for the same period in the preceding fiscal year of $4,407,500. Total revenue for the second quarter of fiscal 1998 of $5,663,954 was 175% higher than total revenue for the same period in the preceding fiscal year. These increases are attributable to a substantial increase in revenue from the sale of displays and sensors, which was partially offset by a decrease in revenue from customer-funded engineering.

Revenue from the sale of displays and sensors for the first six months and second quarter of fiscal 1998 of $11,587,997 and $5,493,447 was 302% and 203%
higher, respectively when
compared to $2,885,247 and $1,811,759 for the same periods in the preceding fiscal year. This increase is the result of more displays and sensors being manufactured and shipped during the current fiscal year when compared to fiscal 1997. During the remainder of fiscal 1998, management believes that the Company should be able to continue to increase the number of displays and sensors manufactured and shipped pursuant to existing orders. While the Company is working aggressively to expand the markets for its displays, x-ray sensors and other products, the sales volume required to achieve profitability exceeds the existing markets for the Company's products. There can be no assurance that the Company's efforts to expand the markets for its products and increase sales orders will be successful or sufficient to achieve profitability.

Revenue from customer-funded engineering during the first six months and second quarter of fiscal 1998 of $554,686 and $170,507 was 64% and 32% lower, respectively than revenue from customer-funded engineering of $1,522,253 and $251,058 for the same periods in the preceding fiscal year. This decrease is the result of the Company's strategic decision to reduce customer-funded engineering activity as the Company continues to concentrate on its manufacturing operations.

Cost of Sales

Cost of sales for the first six months and second quarter of fiscal 1998 of $23,246,175 and $11,557,834 was 30% and 5% higher, respectively, than cost of sales when compared to $17,829,543 and $10,967,963 for the same periods in the preceding fiscal year. However, cost of sales as a percentage of revenue decreased substantially for the first six months and second quarter of fiscal 1998 to 191% and 204%, respectively, from 405% and 532% for the same periods in fiscal 1997.

Direct labor and material for the first six months of fiscal 1998 increased approximately $3.7 million when compared to the first six months of fiscal 1997. This increase is due to the increased plant activity experienced to build and sell significantly more products during the first six months of fiscal 1998 than during the same period in the preceding fiscal year. However, direct material and direct labor, on a per unit basis, decreased approximately 68% during the first six months of fiscal 1998 when compared to the same period during fiscal 1997. This decrease is mainly attributable to a reduction in scrap rates during the first six months of fiscal 1998. The Company's improvement in production efficiencies is further evidenced by the fact that direct labor and material costs for the second quarter for fiscal 1998 decreased approximately $14,700 per unit which represents a 72% decrease when compared to the same period during fiscal 1997. Management anticipates that the Company will continue to achieve increased yields and lower direct costs, on a per unit basis, during the remainder of fiscal 1998 provided that sales volume increases.

Overhead for the first six months and second quarter of fiscal 1998 increased by approximately $1.7 million (13%) and $600,000 (9%), respectively, when compared to the same periods during fiscal 1997. The increase is attributable in large part to increases in the costs of indirect supplies and materials and equipment maintenance resulting from the increase in production activity.

Management does not expect a significant change in overhead costs during fiscal 1998. However, absent an ability to sell more products, the Company's overhead costs will continue to be a major component of cost of sales.


Other Costs

The Company's operating expenses, which consist of internal research and development and general selling and administrative expenses, decreased approximately $105,000 or 3% during the first six months of fiscal 1998 and increased approximately $226,000 or 12% during the second quarter of fiscal 1998 when compared to the same periods during fiscal 1997. This decrease results principally from the timing of expenses and not from any known trends. Management does not expect any significant changes in other operating expenses during fiscal 1998.

Other expenses, which consists mainly of interest expense, increased approximately $207,000 or 12% during the first six months of fiscal 1998 and approximately $142,000 or 16% during the second quarter of fiscal 1998 when compared to the same period during the preceding fiscal year. These increases are attributable to the one-time realization of income from the sale of operating equipment from the old Troy facility, during the first quarter of fiscal 1997, and higher average debt balances during the first six months of the current fiscal year. Beyond these increases, management does not expect any significant changes in other expenses during fiscal 1998.

Liquidity and Capital Resources

LIQUIDITY

The Company's cash and cash equivalents at December 31, 1997 was $941,768. The Company is attempting to manage its cash to minimize borrowings under its various debt instruments. However, the Company's cash is decreasing and there is a need for significant additional financing during fiscal 1998 (see Capital Resources).


OPERATING ACTIVITIES

During the first six months of fiscal 1998, the Company incurred a net loss of $11,107,080. Inventory increased approximately $1.7 million, $300,000 in the area of spare equipment parts to minimize the down time of equipment and $1.4 million in the area of raw material to support the substantial increase in production volume. Furthermore, the Company incurred approximately $3.1 million in depreciation costs, which contributed to the net loss but had no effect on cash.

INVESTING ACTIVITIES

During the first six months of fiscal 1998 the Company spent approximately $666,000 for machinery and equipment to improve production efficiency.


FINANCING ACTIVITIES

During the first six months of fiscal 1998 the Company borrowed $9 million under its $20 million Promissory Note (the "Promissory Note") with GD Investments Corp. (GDIC), an affiliate of Guardian Industries Corp. ("Guardian"). The Promissory Note accrues interest at a rate of 6% per annum, and all principal and interest is payable on demand of GDIC. As of December 31, 1997, the outstanding principal balance under the Promissory Note was $12 million.

On December 22, 1997, the Company sold 2,000 shares of Series B Preferred Stock to GDIC for a total purchase price of $2 million (see Capital Resources).

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

During the first six months of fiscal 1998, the Company sold 2,000 shares of Series B Preferred Stock to GDIC at a price of $1,000 per share. As of December 31, 1997, GDIC owned 75,637 shares of Series B Preferred Stock. The Company sold an additional 5,000 shares of Series B Preferred Stock to GDIC in January 1998 for a total purchase price of $5 million. As of January 30, 1998, GDIC owned a total of 80,637 shares of Series B Preferred Stock.

As previously reported, during fiscal 1997, the Company became eligible, and elected, to be a member of Guardian's affiliated tax group ("Affiliated Group") which allows the Company's tax losses, credits and/or income to be included in the single consolidated federal tax return of the Affiliated Group. Guardian and the Company entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") during fiscal 1997 pursuant to which the Company will receive or make tax sharing payments based on the amount by which the federal income tax liability of the Affiliated Group is reduced or increased by inclusion of the Company in the Affiliated Group.

During the first six months of fiscal 1998 the Company had received $5,113,734 from Guardian under the Tax Sharing Agreement. As of December 31, 1997, the Company had an estimated receivable from Guardian of $5,622,756 under the Tax Sharing Agreement. On January 30,

1998, the Company received an additional $6 million from Guardian under the Tax Sharing Agreement.

On January 30, 1998, the Company repaid a total of $8 million of principal on its $52.5 million commercial credit facility under its Credit Agreement dated as of December 14, 1993, as amended, with NBD Bank N.A. and Bank of America NT&SA. $5.5 million of this principal repayment was originally due on December 31, 1997, but the Company obtained a waiver from the banks to delay such payment until January 30, 1998. On January 30, 1998, the banks also waived compliance with certain financial covenants set forth in the Credit Agreement for the period ending June 29, 1998. Absent a waiver, the Company would have been unable to satisfy these financial covenants and, therefore, would have been in default under the Credit Agreement. This waiver was given in consideration of the Company making the principal repayment mentioned above and the Company agreeing, no later than February 28, 1998, to grant a first priority lien and security interest in all tangible and intangible assets of the Company, including its intellectual property, to secure repayment of the commercial credit facility. The banks already had the right, under the original Credit Agreement, to request and receive a security interest in all assets of the Company, excluding intellectual property.

Due to the level of current and anticipated losses, significant additional capital resources will be needed to support the Company's operations and to repay debt. At this time, Guardian is financing the Company. The Company, with the encouragement and cooperation of Guardian, is seeking to obtain alternative sources of financing to meet such needs, and is exploring a full range of strategic alternatives. There can be no assurance that any such efforts will be successful. If Guardian were to discontinue financing the Company and the Company is unable to acquire other financing, the Company would be unable to meet its credit obligations and fund its operations; and it would be materially adversely affected.

                           PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 20, 1997, at the Company's Annual Meeting of Stockholders, the following matters were submitted to votes of the Company's stockholders:

        The stockholders elected Ralph J. Gerson, Jeffrey A. Knight, C.K. Prahalad, Rex Tapp, Robert M. Teeter, Charles C. Wilson, Mark S. Wrighton and Peter Joel C. Young as directors.

        The stockholders approved the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending June 30, 1998.

        The number of votes cast for each of the above is summarized in the table below:



                                  For              Withheld           Total
    ----------------------------------------------------------------------------
    DIRECTORS:
     Ralph J. Gerson           120,996,958          354,932          121,351,890

     Jeffrey A. Knight         121,002,771          349,119          121,351,890

     C.K. Prahalad             120,992,983          358,907          121,351,890

     Rex Tapp                  120,965,377          386,513          121,351,890

     Robert M. Teeter          120,000,483          352,407          121,351,890

     Charles C. Wilson         120,972,434          379,456          121,351,890

     Mark S. Wrighton          120,998,458          353,432          121,351,890

     Peter Joel C. Young       121,001,952          349,938          121,351,890



                             For        Against     Abstain          Total

APPOINTMENT OF ARTHUR
 ANDERSEN                 121,182,769    80,902     88,219         121,351,890


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


                                          OIS Optical Imaging Systems, Inc.
                                          (Registrant)




Date:  February 16, 1998                  By:    /s/ Rex Tapp
                                             -----------------------------------
                                              Rex Tapp
                                              President and Chief Executive
                                              Officer




Date:  February 16, 1998                  By:   /s/ Charles C. Wilson
                                             -----------------------------------
                                              Charles C. Wilson
                                              Executive Vice President
                                              (Principal Financial and
                                              Accounting Officer

                                Exhibit Index
                                -------------



Exhibit No.                    Description
-----------                    -----------
    27                         Financial Data Schedule
