Form 10-Q
period 1998-03-31
OIS OPTICAL IMAGING SYSTEMS INC
filed 1998-05-14
CIK 753601

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


      (Mark One)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended       March 31, 1998
                                    -------------------------------

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from        to
                                    --------  -------

                         Commission File Number 0-16343
                                                -------

                        OIS OPTICAL IMAGING SYSTEMS, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     38-2544320
 -----------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  47050 Five Mile Road Northville, Michigan                          48167
--------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (313) 454-5560
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes    X    No
                                             ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 11, 1998:

Common Stock, $0.01 par value                               97,470,687
---------------------------------                  -----------------------------
            Class                                        Number of shares

                         PART I - FINANCIAL INFORMATION
Financial Statements
                        OIS OPTICAL IMAGING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (Unaudited)

                                                      Three Months                         Nine Months
                                                     Ended March 31,                      Ended March 31,
                                                     ----------------                     ---------------
                                                  1998              1997              1998               1997
                                                  ----              ----              ----               ----
REVENUES
Display                                      $  4,534,835      $  3,661,333      $ 14,969,835      $  6,427,972
Engineering                                        23,059           255,328           577,745         1,777,581
Sensor and other                                  551,461            64,130         1,704,458           182,738
                                             ------------      ------------      ------------      ------------
TOTAL REVENUES                                  5,109,355         3,980,791        17,252,038         8,388,291

COST OF SALES
Display                                         8,444,414        10,645,680        28,993,402        22,992,660
Engineering                                       240,219           710,005         1,467,673         5,663,645
Sensor and other                                  797,040           182,000         2,266,773           710,923
                                             ------------      ------------      ------------      ------------
TOTAL COST OF SALES                             9,481,673        11,537,685        32,727,848        29,367,228

   GROSS MARGIN                                (4,372,318)       (7,556,894)      (15,475,810)      (20,978,937)

OPERATING EXPENSES
Internal research and development                 309,517           500,224         1,037,301         1,615,663
Selling, general and administrative             1,558,450         1,316,553         4,826,073         4,301,373
                                             ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                        1,867,967         1,816,777         5,863,374         5,917,036

   OPERATING LOSS                              (6,240,285)       (9,373,671)      (21,339,184)      (26,895,973)

OTHER INCOME AND (EXPENSE)
Interest expense, net of interest income       (1,036,295)         (911,889)       (3,290,940)       (3,088,734)
Licensing and royalties                           244,852           251,056           422,056           377,428
Other                                              33,400            38,303           121,660           306,981
                                             ------------      ------------      ------------      ------------
TOTAL OTHER INCOME AND
(EXPENSE)                                        (758,043)         (622,530)       (2,747,224)       (2,404,325)
                                             ------------      ------------      ------------      ------------
LOSS BEFORE INCOME TAX BENEFIT                 (6,998,328)       (9,996,201)      (24,086,408)      (29,300,298)

Income Tax Benefit                              2,585,000         3,501,690         8,566,000         6,356,038
                                             ------------      ------------      ------------      ------------
NET LOSS                                     $ (4,413,328)     $ (6,494,511)     $(15,520,408)     $(22,944,260)
                                             ------------      ------------      ------------      ------------
Preferred stock dividends                       1,588,675         1,321,922         4,561,433         3,072,926
                                             ------------      ------------      ------------      ------------
NET LOSS AVAILABLE TO COMMON
 SHAREHOLDERS                                $ (6,002,003)     $ (7,816,433)     $(20,081,841)     $(26,017,186)
                                             ============      ============      ============      ============
NET LOSS PER COMMON  SHARE (Note B)          $       (.06)     $       (.08)     $       (.21)     $       (.27)
                                             ============      ============      ============      ============

See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                           March 31,          June 30,
                                                             1998              1997
                                                        -------------     ------------
                                                          (Unaudited)        (Audited)

CURRENT ASSETS
  Cash and cash equivalents                             $  1,680,016      $    960,042
  Accounts receivable
  (Net of reserve for doubtful accounts of $60,000)        3,933,185         4,222,508
  Inventories                                             11,375,907         9,525,136
  Income Tax Receivable from Affiliate                     2,207,756         4,755,490
  Prepaid expenses and other current assets                  907,506           746,199
                                                        ------------      ------------

   TOTAL CURRENT ASSETS                                   20,104,370        20,209,375

PROPERTY AND EQUIPMENT
  Land                                                     3,000,000         3,000,000
  Building                                                32,949,219        32,891,009
  Machinery and other equipment                           32,093,747        31,371,764
  Construction in process                                    280,896            60,192
                                                        ------------      ------------

  TOTAL PROPERTY AND EQUIPMENT                            68,323,862        67,322,965

  Less accumulated depreciation                          (15,180,408)      (10,359,551)
                                                        ------------      ------------

   NET TOTAL PROPERTY AND EQUIPMENT                       53,143,454        56,963,414
                                                        ------------      ------------

   TOTAL ASSETS                                         $ 73,247,824      $ 77,172,789
                                                        ============      ============


See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,          June 30,
                                                                    1998               1997
                                                                    ----               ----
                                                                 (Unaudited)         (Audited)
CURRENT LIABILITIES
  Subordinated note payable to affiliate                      $  12,000,000      $   3,000,000
  Current installment on long-term debt                          11,375,000         10,500,000
  Accounts payable                                                1,396,492          2,817,068
  Accrued interest                                                  909,161            578,166
  Deferred revenue                                                       --            112,204
  Other accrued liabilities                                         610,420            297,852
                                                              -------------      -------------

    TOTAL CURRENT LIABILITIES                                    26,291,073         17,305,290

LONG-TERM DEBT                                                   33,125,000         42,000,000
LOCAL GOVERNMENT SUBSIDY                                          2,825,000          2,900,000
                                                              -------------      -------------

    TOTAL LIABILITIES                                            62,241,073         62,205,290

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $0.01 per share:
     Series B, 8% cumulative, non-convertible and voting
      Authorized - 100,000 shares
      Issued and outstanding - 84,637 shares at March 31,
      1998 and 73,637 shares at June 30, 1997                           846                736
  Common Stock, par value $0.01 per share:
      Authorized - 125,000,000 shares
      Issued and outstanding - 97,460,687 shares
      at March 31, 1998 and 97,467,920 at June 30, 1997             974,607            974,679
  Additional paid-in capital                                    152,663,476        141,375,527
  Accumulated deficit                                          (142,085,727)      (126,565,319)
  Deferred compensation                                            (546,451)          (818,124)
                                                              -------------      -------------

    TOTAL STOCKHOLDERS' EQUITY                                   11,006,751         14,967,499
                                                              -------------      -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  73,247,824      $  77,172,789
                                                              =============      =============



See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                                             MARCH 31,

                                                                        1998           1997
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(15,520,408)     $(22,944,260)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                   4,745,857         4,647,000
      Deferred compensation expense                                     550,115           447,789
  Impact on cash flows from changes in assets and liabilities:
      Accounts receivable                                             2,837,057         1,383,604
      Prepaid expenses and other assets                                (161,307)         (579,510)
      Inventory                                                      (1,850,771)       (4,005,232)
      Accounts payable and accrued expenses                            (777,013)       (2,008,332)
      Deferred revenues                                                (112,204)         (123,389)
                                                                   ------------      ------------
       NET CASH USED IN OPERATING ACTIVITIES                        (10,288,674)      (23,182,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (1,000,897)       (6,899,100)
                                                                   ------------      ------------

        NET CASH USED IN INVESTING ACTIVITIES                        (1,000,897)       (6,899,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long term debt                                      --          (125,454)
   Net proceeds (repayments) from issuance of debt and
     notes                                                            1,000,000          (500,000)
   Net proceeds from issuance of common stock                             9,545           201,186
   Net proceeds from issuance of preferred stock                     11,000,000        32,516,000
                                                                   ------------      ------------

        NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                                12,009,545        32,091,732
                                                                   ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                           719,974         2,010,302

NET CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                  960,042               516
                                                                   ------------      ------------

NET CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                   $  1,680,016      $  2,010,818
                                                                   ============      ============

See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                       -----------------
                                                                           MARCH 31,
                                                                       1998         1997
                                                                       ----         ----
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

    Cash paid for interest                                          $2,981,038   $2,993,278


Cash equivalents:
Cash equivalents consist of investments in short-term, highly-liquid securities having a maturity of three months or less, made as a part of OIS' cash management activity.


SUPPLEMENTAL SCHEDULE OF NONCASH
   TRANSACTIONS:

                                                                       NINE MONTHS ENDED
                                                                       -----------------
                                                                           MARCH 31,
                                                                       1998         1997
                                                                       ----         ----
Common stock issued in exchange for
deferred compensation, net of terminations                          $  278,442   $   346,191

Common stock issued in exchange for
deferred compensation adjustment to market                                           754,800













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

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its financial position as of March 31, 1998, the results of operations for the three months and nine months ended March 31, 1998 and 1997 and cash flows for the nine months ended March 31, 1998 and 1997.

NOTE B - Net Loss Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement On Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaces Accounting Principles Board Opinion No. 15 and modifies the required calculations for earnings per share. The Company must adopt this statement in fiscal 1998 and early adoption is not permitted. If SFAS No. 128 had been adopted for the periods presented, the net loss per common share would not have been materially different from the amounts presented currently. The weighted average number of shares used in the computation for the three months ended March 31, 1998 and 1997 was 97,470,563 and 97,369,785, respectively. The weighted average number of shares used in the computation for the nine months ended March 31, 1998 and 1997 was 97,468,830 and 97,213,153, respectively.

NOTE C - Financing Transactions

On January 30, 1998, the Company repaid a total of $8 million of principal on its $52.5 million commercial credit facility under its Credit Agreement dated as of December 14, 1993, as amended, with NBD Bank N.A. and Bank of America NT&SA (the "Credit Agreement"). $5.5 million of this principal repayment was originally due on December 31, 1997, but the Company obtained a waiver from the banks to delay such payment until January 30, 1998. The Company funded the $8 million principal repayment through the receipt of a $6 million payment from Guardian Industries Corp. ("Guardian") on account of the Tax Sharing Agreement between

Guardian and the Company and the sale of 2,000 shares of Series B Preferred Stock at a price of $1,000 per share to GD Investments Corp. ("GDIC"), an affiliate of Guardian. On January 30, 1998, the banks also waived compliance with certain financial covenants set forth in the Credit Agreement for the period ending June 29, 1998. Absent a waiver, the Company would have been unable to satisfy these financial covenants and, therefore, would have been in default under the Credit Agreement. This waiver was given in consideration of the Company making the principal repayment mentioned above and the Company agreeing to grant a first priority lien and security interest in all tangible and intangible assets of the Company, including its intellectual property, to secure repayment of the commercial credit facility. The banks already had the right, under the original Credit Agreement, to request and receive a security interest in all assets of the Company, excluding intellectual property. On March 31, 1998, the Company executed and delivered to the banks a mortgage and a security agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

Summary

The operating results for the first nine months of fiscal 1998 continue to reflect substantial operating losses. Revenues have continued to rise significantly during the first nine months of fiscal 1998 compared to the same period during fiscal 1997. However, the Company's cost of sales continued to exceed revenue due to the relatively high costs of the Company's overhead, scrap rates and depreciation expense for the period.

While the Company has been able to achieve higher production volumes, the Company will be unable to significantly reduce both the cost of sales as a percentage of revenue and operating losses unless it can expand markets for its products beyond its existing markets and generate a substantial increase in production orders to fill excess plant capacity.

Three months and nine months ended March 31, 1998 and 1997

Revenues

Total revenue for the first nine months of fiscal 1998 of $17,252,038 was 106% higher than total revenue for the same period in the preceding fiscal year of $8,388,291. Total revenue for the third quarter of fiscal 1998 of $5,109,355 was 28% higher than total revenue for the same period in the preceding fiscal year. These increases are attributable to a substantial increase in revenue from the sale of displays and x-ray sensors, which was partially offset by a decrease in revenue from customer funded engineering.

Revenue from the sale of displays and sensors for the first nine months and third quarter of fiscal 1998 of $16,674,293 and $5,086,296 was 152% and 37%
higher, respectively when compared to

$6,610,710 and $3,725,463 for the same periods in the preceding fiscal year. This increase is the result of more displays and sensors being manufactured and shipped during the current fiscal year when compared to fiscal 1997. During the remainder of fiscal 1998 and throughout fiscal 1999, management believes that the Company should be able to continue to increase the number of displays and sensors manufactured and shipped pursuant to existing orders. As of April 30, 1998, the Company has a customer order backlog of approximately $40 million with the majority of the backlog scheduled for delivery in fiscal 1999 and fiscal 2000. While the Company is working aggressively to expand the markets for its displays, x-ray sensors and other products, the sales volume required to achieve profitability exceeds the existing markets for the Company's products. There can be no assurance that the Company's efforts to expand the markets for its products and increase sales orders will be successful or sufficient to achieve profitability.

Revenue from customer-funded engineering during the first nine months and third quarter of fiscal 1998 of $577,745 and $23,059 was 67% and 91% lower, respectively than revenue from customer-funded engineering of $1,777,581 and $255,328 for the same periods in the preceding fiscal year. This decrease is the result of the Company's strategic decision to reduce customer-funded engineering activity as the Company continues to concentrate on its manufacturing operations.

Cost of Sales

Cost of sales for the first nine months of fiscal 1998 of $32,727,848 was 11% higher when compared to $29,367,228 for the same period in the preceding fiscal year. Cost of sales for the third quarter of fiscal 1998 of $9,481,673 was 18% lower when compared to $11,537,685 for the third quarter of fiscal 1997. Cost of sales as a percentage of revenue decreased substantially for the first nine months and third quarter of fiscal 1998 to 190% and 186%, respectively from 350% and 290%, when compared to the same periods in fiscal 1997. The percentage decreases were primarily the result of leveraging fixed overhead expenses across a higher base of revenues and, to a lesser extent, improved manufacturing efficiencies and reduced scrap rates. The Company expects cost of sales to continue to increase in absolute dollars as the Company increases the volume of products sold. The Company anticipates cost of sales as a percentage of revenue to continue to decrease as long as its revenues continue to increase.

Direct material for the first nine months of fiscal 1998 increased approximately $2.0 million when compared to the first nine months of fiscal 1997. This increase is due to the increased plant activity experienced to build and sell significantly more products during the first nine months of fiscal 1998 than was experienced during the same period in the preceding fiscal year. Direct labor, however, decreased approximately $275,000 for the first nine months of fiscal 1998 when compared to the first nine months of fiscal 1997. Direct material and direct labor, on a per unit basis, decreased approximately 62% during the first nine months of fiscal 1998 when compared to the same period during fiscal 1997. This decrease is mainly attributable to a reduction in scrap rates during the first nine months of fiscal 1998. The Company's improvement in production efficiencies on a per unit basis for the third quarter of fiscal 1998 is evidenced by the fact that direct labor and material costs decreased approximately $5,000 per unit. This represents a 53% decrease when compared to the same period during fiscal 1997. Management anticipates that the Company will continue to reduce scrap and lower direct costs, on a per unit basis, during the remainder of fiscal 1998 and in fiscal 1999 provided that sales volumes continue to increase.

Overhead for the first nine months and third quarter of fiscal 1998 increased by approximately $1.4 million (10%) and $341,000 (7%), respectively, when compared to the same periods during fiscal 1997. The increase is attributable in large part to increases in the costs of indirect supplies and materials and equipment maintenance resulting from the increase in production activity. Management does not expect a significant change in overhead costs during the remainder of fiscal 1998. However, until the Company is able to sell more products, overhead costs will continue to be a major component of cost of sales in future periods.

Other Costs

The Company's operating expenses, which consist of Internal Research and Development and General Selling and Administrative expenses, decreased approximately $54,000 or 1% during the first nine months of fiscal 1998 and increased approximately $51,000 or 3% during the third quarter of fiscal 1998 when compared to the same periods during fiscal 1997. This decrease results principally from the timing of expenses and not from any known trends. Management does not expect any significant changes in other operating expenses during fiscal 1998.

Other expenses, which consists mainly of interest expense, increased approximately $343,000 or 14% during the first nine months of fiscal 1998 and approximately $135,500 or 22% during the third quarter of fiscal 1998 when compared to the same period during the preceding fiscal year. This comparative increase is attributable to the one-time realization of income from the sale of personal property from the old Troy facility which lowered expenses in fiscal 1997. Also contributing to the increase in other expenses are higher average debt balances during the first nine months of the current fiscal year.

Liquidity and Capital Resources

LIQUIDITY

The Company's Cash and Cash Equivalents at March 31, 1998 was $1,680,016. The Company is attempting to manage its cash to minimize borrowings under its various debt instruments. However, the Company's cash is decreasing and there is a need for significant additional financing during fiscal 1998 and into fiscal 1999.

OPERATING ACTIVITIES

During the first nine months of fiscal 1998, the Company incurred a net loss of $15,520,408. Inventory increased approximately $1.8 million, $527,000 in the area of spare equipment parts to minimize the down time of equipment and $726,000 in the area of raw material to support the substantial increase in production volume. Furthermore, the Company incurred approximately $4.8 million in depreciation costs, which contributed to net loss but had no effect on cash.

INVESTING ACTIVITIES

During the first nine months of fiscal 1998 the Company spent approximately $1 million for machinery and equipment to improve production efficiency.

FINANCING ACTIVITIES

During the first nine months of fiscal 1998 the Company borrowed $9 million under its $20 million Promissory Note (the "Promissory note") with GD Investment Corp. (GDIC), an affiliate of Guardian Industries Corp. ("Guardian"). The Promissory Note accrues interest at a rate of 6% per annum, and all principal and interest is payable on demand of GDIC. As of March 31, 1998, the outstanding principal balance under the Promissory Note was $12 million.

During the first nine months of fiscal 1998 the Company sold 11,000 shares of Series B Preferred Stock to GDIC for a total purchase price of $11 million (see Capital Resources).

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

During the first nine months of fiscal 1998, the Company sold 11,000 shares of Series B Preferred Stock to GDIC at a price of $1,000 per share. As of March 31, 1998, GDIC owned 84, 637 shares of Series B Preferred Stock. The Company sold an additional 2,000 shares of Series B Preferred Stock to GDIC in April 1998 for a total purchase price of $2 million. As of April 30, 1998, GDIC owned 86,637 shares of Series B Preferred Stock.

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

During the first nine months of fiscal 1998 the Company had received $11,113,734 from Guardian under the Tax Sharing Agreement. As of March 31, 1998, the Company had an estimated receivable from Guardian of $2,207,756 under the Tax Sharing agreement.

On January 30, 1998, the Company repaid a total of $8 million of principal on its $52.5 million commercial credit facility under its Credit Agreement dated as of December 14, 1993, as amended, with NBD Bank N.A. and Bank of America NT&SA. $5.5 million of this principle repayment was originally due on December 31, 1997, but the Company obtained a waiver from the banks to delay such payment until January 30, 1998. On January 30, 1998, the banks also waived compliance with certain financial covenants set forth in the Credit Agreement for the period ending June 29, 1998. Absent a waiver, the Company would have been unable to satisfy these financial covenants and therefore, would have been in default under the Credit Agreement. This waiver was given in consideration of the Company making the principal repayment mentioned above and the Company agreeing to grant a first priority lien and security interest in all tangible and intangible assets of the Company, including its intellectual property, to secure repayment of the commercial credit facility. The banks already had the right, under the original Credit Agreement, to request and receive a security interest in all assets of the Company, excluding intellectual property. On March 31, 1998, the Company executed and delivered to the banks a mortgage and a security agreement.

The Company is exploring the potential of licensing certain of its patented technology to third parties for use in connection with the manufacture of display products for the broader consumer markets. While there may be some opportunity to generate additional revenues in the future from licensing royalties, the potential benefits are yet to be determined.

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


                                             OIS Optical Imaging Systems, Inc.
                                              (Registrant)




Date:  May 14, 1998                          By:   /s/ Rex Tapp
                                                 -------------------------------
                                                   Rex Tapp
                                                   President and Chief Executive
                                                    Officer




Date:  May 14, 1998                          By:   /s/ Charles C. Wilson
                                                 -------------------------------
                                                   Charles C. Wilson
                                                   Executive Vice President
                                                    (Principal Financial and
                                                    Accounting Officer

                                 Exhibit Index
                                 -------------


Exhibit No.                   Description
-----------                   -----------
    27                        Financial Data Schedule