Form 10-K
period 1998-06-30
OIS OPTICAL IMAGING SYSTEMS INC
filed 1998-12-10
CIK 753601

                                    FORM 10-K


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (Mark one)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
     [ X ]          OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR FISCAL YEAR ENDED JUNE 30, 1998

    (Mark one)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     [   ]          OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO _________

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

       Registrant's telephone number, including area code: (734) 454-5560

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class

                          COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [  ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of voting stock held by non-affiliates (based upon the average bid and asked prices of such stock on the Nasdaq SmallCap Market) on December 8, 1998 was approximately $4,568,833.

The number of shares of Registrant's Common Stock outstanding on December 8, 1998 was 97,468,429.

                                     PART I
                                     ------

ITEM 1: BUSINESS

INTRODUCTION

         OIS Optical Imaging Systems, Inc. ("OIS" or the "Company") is a Delaware corporation that was first organized in 1984 to develop, manufacture and sell active matrix liquid crystal displays ("AMLCDs"). The Company's principal market for AMLCDs is commercial and military avionics. OIS also has derived revenue from the manufacture and sale of image sensors ("sensors") and from licensing and royalty agreements. Since the beginning of fiscal 1997, the Company has manufactured AMLCDs and sensors at its manufacturing facility in Northville Township, Michigan.

         GD Investments Corp., a Delaware corporation ("GDIC"), owns approximately 80% of the issued and outstanding common stock of OIS as well as all of the issued and outstanding shares of the Company's voting preferred stock. GDIC is an affiliate of Guardian Industries Corp., a privately held Michigan based worldwide flat glass manufacturing company ("Guardian"). William Davidson, the President and Chief Executive Officer of Guardian, owns an additional 1,000,000 shares of the issued and outstanding common stock of OIS. See "Certain Relationships and Related Transactions" and "Security Ownership of Certain Beneficial Owners and Management."

RECENT DEVELOPMENTS

         In recent years, OIS's operating losses have averaged approximately $3.0 million per month. Although revenues increased significantly during fiscal 1998, OIS's operating results for fiscal 1998 continued to reflect substantial operating losses. Due to these ongoing losses, the Company has required constant infusions of significant amounts of additional capital to support its operations. In recent years, Guardian has been the primary source of funding for the Company.

         As disclosed in its recent quarterly reports, OIS, with the encouragement and cooperation of Guardian, had been exploring a full range of strategic alternatives throughout fiscal 1998. In February 1998, OIS retained an investment banking firm and began seeking one or more investors with a strategic interest in providing long term funding to OIS. During this process numerous companies in the avionics and electronics industries, among others, were contacted and presented with information about OIS. In August and September 1998, OIS and Guardian also attempted to interest a group of OIS's key customers in acquiring control of OIS. In September 1998, in light of the Company's continued operating losses and the failure of this strategic investment process, Guardian informed the Company that it would not make any further investments in the Company. As a result of these developments, effective as of September 18, 1998, OIS ceased manufacturing operations in its Northville facility in accordance with a plant shutdown plan approved by its board of directors.

         As the Company progressed in identifying strategic alternatives to obtain additional long-term funding, it became apparent in the first quarter of fiscal 1999 that the Company may not be able to realize the full value of its property and equipment. Accordingly as of June 30, 1998, as more fully described in Note B to the financial statements, the Company recorded an impairment loss of approximately $30.6 million under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." However, as discussed above, the Company continued to be funded by Guardian and operate through September 18, 1998. Therefore, the financial statements have been presented on a going concern basis versus a liquidating basis as of June 30, 1998. The Company changed from the going concern basis to the liquidating basis of accounting in September 1998. The going concern basis of accounting contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. The liquidating basis of accounting requires adjustment of asset and liability carrying values to their estimated settlement amounts. Management does not anticipate that additional write-downs of the Company's assets will be required upon the change to the liquidating basis of accounting.

         On November 11, 1998, OIS's board of directors authorized, subject to stockholder approval, the orderly liquidation of the Company's assets pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation"). The Plan of Liquidation provides, in part, that, if the requisite stockholder approval is received (such time of approval deemed the "Effective Date"), the officers and directors will initiate the complete liquidation and subsequent dissolution of the Company. After the Effective Date, OIS will not engage in any business activities except for the purpose of preserving the value of its assets, prosecuting and defending suits by or against OIS, adjusting and winding up its business and affairs, selling and liquidating its properties and assets and making distributions to stockholders in accordance with the Plan of Liquidation. Because of the existing debt and other obligations of OIS, OIS does not believe that its common stockholders will receive any proceeds from a liquidation. Once the liquidation of OIS's property and assets is substantially completed, as determined by the Company's board of directors, the officers of the Company will promptly execute and file a certificate of dissolution with the Secretary of State of the State of Delaware.

         Although Guardian will not make any additional investments in OIS, OIS anticipates that funds received under its tax sharing agreement with Guardian (as described below) and through the disposition of its assets will be sufficient to allow OIS to implement the shutdown plan and pay its debts as they become due.

         On September 28, 1998, the U.S. Department of Commerce (the "Department of Commerce") issued a directive to the Company requiring that it continue to produce and deliver AMLCDs pursuant to certain customer contracts related to products made in connection with certain U.S. defense programs. The Company submitted a response to the directive in which it questioned many of the factual and legal premises of the directive, including the authority of the Department of Commerce to issue the directive and the practical feasibility of implementing it. As a result of discussions between the parties, the Department of Commerce and the Company entered into a standstill agreement originally effective from October 14, 1998, through November 14, 1998 (the "Standstill Agreement"), which was extended to November 18, 1998 by the mutual agreement of the parties. During the term of the Standstill Agreement, the Department of Commerce agreed that it would not initiate action to enforce the directive, and the Company agreed that it would not sell its Northville facility or certain finished goods and work-in-process inventory without the consent of the Department of Commerce. The Department of Commerce has not sought to enforce the directive, and the Company is not aware of any plans by the Department of Commerce to seek enforcement of the directive. However, if the Department of Commerce does seek to enforce the directive, the Company intends to advance all factually and legally supported positions in opposition to the directive. Successful enforcement of the directive could have a material adverse effect on the Company's ability to conduct an orderly liquidation of its assets. See "Legal Proceedings."

DESCRIPTION OF THE BUSINESS

         Active Matrix Liquid Crystal Displays. Prior to the discontinuance of its manufacturing operations on September 18, 1998, OIS manufactured and sold a variety of AMLCDs. AMLCDs are one kind of display or viewing screen capable of displaying images such as text, graphics or video.

         AMLCDs incorporate the use of microelectronics and amorphous materials technology to construct transparent thin film electronic switching devices, such as diodes or transistors, on a specially prepared plate of glass known as the active plate. The electronic components are made of semiconductor materials and are similar to those that are constructed on silicon wafers in the manufacture of integrated circuits. A second plate of glass, known as the passive plate, has a filter applied to its surface. The filter has a black background with a microscopic translucent opening for each pixel (picture element) in the display. In a color display, the openings must be alternately colored in the primary colors to form pixel groups that will allow the formation of the entire spectrum of colors. A transparent electrode is applied below the filter to complete the circuit with the electronics on the active plate. A liquid crystal material is placed between the active and passive plates. Liquid crystal material can be induced to block light or let light pass depending on whether a voltage is applied. Each switch on the active plate, together with the liquid crystal material directly above it, forms one pixel in the display. The two plates are then sealed together, and polarizing layers are laminated to the outside surfaces of the glass, creating what is known as a glass cell. To complete the AMLCD, a light source (called a "backlight") is placed behind the glass cell and electronic controllers (called "drivers") are connected to the active plate to control the individual switches and generate images. The primary AMLCD configuration that OIS manufactures, markets and sells is a display head assembly which consists of a glass cell with drivers attached mounted on a frame. The Company's AMLCD products range in size from 1" by 4" to 8" x 8". The Company's displays are generally full color, although monochrome displays are available.

         A number of fields of expertise are necessary for the development and production of AMLCDs. These include liquid crystal technology, microelectronics, optics, filters and manufacturing processes for constructing microelectronics and filters on glass.

         At this time, there is only one other company besides OIS that manufactures AMLCDs in North America. See "- Competition." The principal submarket for the Company's displays previously was the military and commercial avionics market, in which displays are incorporated into instruments used in civilian and military aircraft and other military display applications. In this submarket, the Company's customers were typically avionics integrators who purchase displays to be integrated into a panel of navigation instruments, either for a new aircraft or for retrofitting existing aircraft. These avionics integrators generally then resell the instrument system to a prime contract or end user. In some cases, the Company has sold directly to the prime contractors or end users.

         In the past, the Company obtained a significant portion of its revenues from engineering development agreements which typically involved adapting the Company's standard AMLCD products to meet certain form, fit and optical requirements for specific customer applications. However, more recently the Company has made the strategic decision to pursue the sale of standard AMLCD products and minimize engineering work. In fiscal years 1998, 1997 and 1996, OIS derived 3%, 15% and 38% of its revenue, respectively, from engineering work.

         The Company's policy has been to develop new technologies of general application using its own funds and to attempt to retain ownership of related intellectual property rights. OIS has expended approximately $1.4 million, $2.0 million and $2.0 million in Company sponsored research and development for fiscal years 1998, 1997 and 1996, respectively.

         Image Sensors. In addition to displays, prior to the discontinuance of its manufacturing operations, the Company manufactured image sensors. Image sensors detect an image and convert it into electronic (digital) impulses. Image sensors are used, for example, in fax machines, electronic copyboards and page scanners. In fiscal 1998, the Company developed and produced its flat panel x-ray sensors designed to detect and digitally capture the same images currently captured using x-ray film. The Company believes flat panel x-ray sensors offer many advantages over the use of conventional x-ray film, including digital acquisition, communication and storage of images, fewer repeat exams, faster patient throughput and increased utilization of exam rooms.

         Licensing. In addition to the revenue obtained from development agreements and the sale of products, the Company has obtained revenue from licensing its sensor technology to others. See "-Intellectual Property Rights."

COMPETITION

         AMLCDs. OIS has traditionally viewed the market for AMLCDs as consisting of at least two distinct submarkets. The first submarket for AMLCDs, and by far the largest, is the market for AMLCDs for use in consumer electronics products, such as laptop computers. This market is highly competitive with six to ten competitors worldwide. All of the firms that compete in this submarket have greater financial resources than the Company and most are affiliated with major corporations that have extensive experience in the electronics industry. Historically, OIS has not been active in this submarket. The Northville facility has not enabled the Company to successfully enter this submarket because throughput at the Northville facility has been too small to generate the necessary economies of scale.

         The second submarket for AMLCDs consists of the market for AMLCDs for use in military, commercial avionics, space and other demanding environments. This submarket has been the near-term target market for the Company's AMLCDs. OIS AMLCDs were engineered and manufactured to meet the optical and environmental requirements of these demanding applications.

         Within the submarket in which OIS has competed, the most significant source of competition is indirect competition from currently existing, non-AMLCD technologies, such as electromechanical displays and cathode ray tube displays ("CRTs"). AMLCDs have a number of performance advantages over CRTs and electromechanical displays, including less thickness, lower weight, higher contrast, sunlight readability and longer mean time between failures. OIS management believes that customers recognize that the AMLCD is a superior technology. The Company historically has competed with non-AMLCD technologies primarily on the basis of performance.

         Prior to the discontinuance of it manufacturing operations, OIS experienced direct competition for sales of AMLCDs primarily from two sources. The first source of competition was from other North American companies that manufacture, or intended to manufacture, AMLCDs. Until recently, Litton Industries of Canada supplied AMLCDs to Litton Systems, an affiliated company that is in the business of supplying whole avionic flight information systems. ImageQuest, a start-up company backed by Hyundai of South Korea, had announced plans to manufacture AMLCDs that would compete with several of the Company's products. Neither Litton Systems nor ImageQuest are currently pursuing the production of AMLCDs that are competitive with the Company's products. dpiX, a subsidiary of Xerox, is producing AMLCDs that would be competitive with the Company's products although the Company is not aware of any significant production of AMLCDs by dpiX.

         Another source of direct competition for sales of AMLCDs within the Company's target submarket came from companies that re-manufacture and adapt consumer grade AMLCDs for avionics use. Although OIS believes that consumer grade AMLCDs generally do not meet current avionics requirements, a number of avionics integrators are purchasing consumer grade AMLCDs and adapting them for avionics use. These adapted products have been a growing source of competition for the Company. Although the adapted products are generally lower in price, they also generally have weaker performance in one or more respects than the Company's products.

         OIS has traditionally competed on the basis of its ability to meet the performance requirements of its submarket and its identification as a U.S. manufacturer.

         Image Sensors. Prior to the discontinuance of it manufacturing operations, the Company had sought to enter into the medical imaging market and had identified the market for digital flat panel x-ray sensors as its near term target submarket. This submarket is at a very early stage of development and is highly dependent on whether or not digital x-ray sensors are accepted as an alternative to traditional x-ray film. OIS is aware of three companies that have announced plans to manufacture digital x-ray sensor products: EG&G Inc., dpiX and Philips Corporation. Recently, EG&G announced that it will be the exclusive supplier of x-ray sensors to GE Medical Systems.

BUSINESS DEVELOPMENTS

         Northville Facility. Through fiscal 1996, the Company produced displays in its Troy, Michigan facility which was originally designed primarily for research and development, rather than production. In 1994, the Company built a new mid-volume manufacturing facility in Northville Township, Michigan. The Northville facility was designed to produce AMLCDs and sensors for the commercial and military avionics and medical imaging submarkets, rather than the consumer electronics submarket. See "-Competition." The Northville facility incorporated flexible manufacturing technology intended to facilitate the relatively small production runs that characterize the Company's targeted submarkets. The Company began lengthy process startup procedures at the Northville facility in June 1995. In August 1996, the Company established a baseline manufacturing process at the Northville facility, transferred all production from the Troy facility to the Northville facility and ceased operations in the Troy facility. Throughout fiscal 1997 the Company concentrated on increasing production volumes and yields at the Northville facility. By the end of fiscal 1997 and throughout fiscal 1998, the Company had achieved regular and continuous manufacturing at the Northville facility sufficient to meet the Company's current demand for its products. Effective as of September 18, 1998, manufacturing operations at the Northville facility were discontinued, except for the conversion of certain work-in-process into finished goods, which ceased on or about October 2, 1998.

         The Northville facility was built under an agreement with the Defense Advanced Research Projects Agency of the U.S. Department of Defense ("DARPA"), under which the federal government provided $48 million to OIS upon the attainment of specified planning and construction milestones. OIS used the government funds to purchase process equipment for the Northville facility. The government owns all of the equipment purchased with DARPA funds. Under the DARPA agreement, OIS had the right to use the government-owned equipment without payment through August 1998, at which time OIS had the option to purchase the equipment at its fair market value. Although OIS did not exercise its purchase option, the government allowed OIS to continue to use the equipment while an extension agreement was being negotiated. The government-owned equipment remains at the Northville facility although OIS has ceased its manufacturing operations.

         Products. During fiscal 1998, the Company continued its program of building "standard" or "catalog" AMLCDs and making them available to customers on an off-the-shelf basis. During fiscal 1998, the Company produced its first commercial flat panel x-ray sensor products for Sterling Diagnostic Imaging Inc. In fiscal 1998, the Company derived approximately 3% of its operating revenues from development agreements, approximately 88% from sales of AMLCDs (including both production agreements and off-the-shelf sales) and approximately 9% from image sensors. See "Management's Discussion & Analysis of Financial Condition and Results of Operations Results of Operations."

         Customers. In the past, the U.S. government has been the largest end user of the Company's displays. The U.S. government, principally the Department of Defense, continued in fiscal 1998 to purchase displays from the Company indirectly through a number of prime contractors and avionics integrators. While OIS is unable to determine the precise mix of U.S. government and non-government sales, management believes that during fiscal 1998 the U.S. government was a less significant source of the Company's revenues then in previous fiscal years. The Company has three customers that each individually accounted for more than 10% of its total revenues in fiscal 1998: Kaiser Electronics, Honeywell and AlliedSignal. In the aggregate, these three customers accounted for $12 million (53%), $8.3 million (61%) and $8.1 million (76%) of the Company's revenue in fiscal 1998, 1997 and 1996, respectively.

         Marketing and Development of the Market. As a result of the ramp-up at the Northville facility and the availability of additional production capacity, the Company continued its aggressive campaign to expand sales of both its AMLCDs and sensor products. During fiscal 1998, the Company continued to experience requests for proposals and marketing activity which resulted in additional production orders and increased revenue. However, as indicated previously, the additional revenue earned by the Company through increased sales of its AMLCDs and sensor products was insufficient to offset the costs incurred related to such sales resulting in continuing losses from operations. See "Management's Discussion of Analysis of Financial Condition and Results of Operations - Results of Operations -- Cost of Sales."

         Discontinued Operations; Future Considerations. OIS shutdown manufacturing operations at its Northville facility on September 18, 1998, except for the conversion of certain work-in-process into finished goods which ceased on or about October 2, 1998. At this time, OIS is seeking to sell its current inventories of finished goods and work-in-process. OIS's board of directors has, subject to stockholder approval, authorized the orderly liquidation of the Company's other assets. Because of the existing debt and other obligations of OIS, OIS does not believe that its common stockholders will receive any proceeds from a liquidation.

FINANCIAL INFORMATION ABOUT THE COMPANY

         Business Data. The following table shows the amount and percentage of the Company's revenues contributed by, and the operating loss attributable to, the development and sales of displays and sales of sensors for each of the three fiscal years ended June 30, 1998, 1997, 1996. The table also shows the amounts of fixed assets and inventory of the Company as of the end of such periods:









                              Fiscal Year 98                Fiscal Year 97                Fiscal Year 96
                         ------------------------     ---------------------------     -----------------------
                             Amount          %          Amount              %            Amount            %
                             ------          -          ------              -           -------            -
REVENUE:

 Sale of Displays        $ 19,862,674         88%     $ 10,502,747          78%        $  6,488,975       61%

 Engineering                  673,243          3%        2,106,843          15%           4,001,414       38%

                            2,157,638          9%          990,898           7%             104,818        1%
 Sale of Sensors
                         ------------                 ------------                     ------------

 Total Revenues          $ 22,693,555        100%     $ 13,600,488         100%        $ 10,595,207      100%
                         ============                 ============                     ============

OPERATING LOSS:

 Sale of Displays(3)     $(57,190,464)      -252%     $(27,176,280)       -201%        $( 9,166,315)     -87%

 Engineering              ( 1,266,001)        -6%      ( 5,359,140)        -39%         (13,328,809)    -126%

 Sale of Sensors          ( 1,117,170)        -5%      ( 2,504,803)        -18%        $(   348,887)      -3%
                         ------------                 ------------                     ------------

 Total Operating
   Loss                  $(59,573,635)      -263%     $(35,040,223)       -258%        $(22,844,011)    -216%
                         ============                 ============                     ============

ASSETS: (1)
  Fixed Assets (2)(3)    $ 21,000,000         93%     $ 56,963,414         419%        $ 54,731,463      517%

  Inventory              $  9,411,086         41%     $  9,525,136          70%        $  5,847,250       55%



(1) For each year, all fixed assets and 99% of the inventory relate to the development and sale of displays, and 1% of the inventory relates to sale of sensors.
(2) Represents net book value for fiscal 1997 and 1996. Fiscal 1998 reflects an adjustment made on June 30, 1998, in which the Company recorded an impairment loss in accordance with the provisions of SFAS No. 121 (See Note B to the Company's financial statements).
(3) In fiscal 1998, the Company recorded an impairment loss of approximately $30.6 million in accordance with the provisions of SFAS No. 121 (See Note B to the Company's financial statements). The impairment loss has been allocated entirely to the sale of displays segment as all of the Company's property and equipment relate to the sale of displays.

         The following table shows the domestic and foreign revenues attributable to the industry segments for each of the three fiscal years ended June 30, 1998, 1997 and 1996:



                                Fiscal Year 98              Fiscal Year 97                   Fiscal Year 96
                              -------------------         ------------------           ----------------------
                              Amount           %          Amount           %            Amount              %
                              ------           -          ------           -            ------              -

REVENUE:

Engineering &
   Sale of Displays

   Domestic               $17,309,679          76%       $11,014,100         81%       $ 9,878,531         93%

   Foreign                  3,226,238          14%         1,595,490         12%           611,858          6%

Sale of Sensors

   Domestic               $ 2,157,638          10%           990,898          7%           104,818          1%
                          -----------                    -----------                   -----------

Total Revenues            $22,693,555         100%       $13,600,488        100%       $10,595,207        100%
                          ===========                    ===========                   ===========


 TOTAL:

    Domestic              $19,467,317          86%       $12,004,998         88%       $ 9,983,349         94%

    Foreign                 3,226,238          14%         1,595,490         12%           611,858          6%
                          -----------                    -----------                   -----------


                          $22,693,555         100%       $13,600,488        100%       $10,595,207        100%
                          ===========                    ===========                   ===========


         Backlog at June 30, 1998, was approximately $35.1 million, as compared to $33.3 million at June 30, 1997. As a result of the discontinuance of its manufacturing operations on September 18, 1998 and the related cancellation of the Company's sales contracts, the Company expects that a large portion of its fiscal 1998 backlog will not be fulfilled in fiscal 1999. Raw materials and components necessary for production of displays and sensors have been generally available from several sources.

         As of June 30, 1998, the Company employed approximately 289 persons on a full-time or part-time basis, including its management and sales personnel. On September 18, 1998, approximately 220 employees were terminated in connection with the shutdown of the Company's Northville facility. A core group of employees required to implement the shutdown was retained to work for a limited period of time. As of December 8, 1998, the Company employed 26 full-time employees but expects to further reduce its workforce in the next several months.

         The Company's business is not seasonal.

INTELLECTUAL PROPERTY RIGHTS

         The basic methodology for the manufacture of AMLCDs using the thin film transistor technology employed by the Company is in the public domain. The manufacture of the Company's sensor products, including digital x-ray sensors, is based in large part on OIS patents and trade secrets. Management believes that the proprietary know-how and other trade secrets developed by the Company over the years have been a key factor in its ability to produce displays and sensors. The Company has policies and procedures in place to attempt to protect its trade secrets.

         Where management has considered it appropriate, the Company has sought patent protection for its inventions in the U.S. and in other countries. The Company owns over 50 patents, most of which were granted less than ten years ago, and has a number of patent applications pending or in preparation. The level of patent activity (and related expense) has increased in fiscal 1998.

         Disputes involving intellectual property, particularly patents, can be extremely expensive to litigate and the results are often difficult to predict. Furthermore, the Company's resources are limited relative to many other participants in the display industry. The Company has continually endeavored to manage the risks and potential benefits related to intellectual property protection to avoid litigation where possible, consistent with the need to preserve the Company's right to conduct its business and to protect the Company's own intellectual property position.

         Beginning in fiscal 1998 and continuing into fiscal 1999, the Company entered into discussions with makers of AMLCDs for consumer applications, such as laptop computers, to determine their interest in licensing certain of OIS' patents. On July 6, 1998, OIS and Sharp Corporation entered into a royalty-free, cross-license agreement in order to resolve certain potential patent interference claims relating to "high aperture" designs for flat panel displays and other applications using AMLCD technology. OIS believes that resolution of these potential claims will enhance OIS' ability to sell or license its patented high aperture designs to third parties.

         Although OIS has ceased its manufacturing operations, the Company will continue to prosecute patent applications and monitor the use of OIS technology within the flat panel display and sensor industry. As appropriate, OIS intends to seek to realize value from its intellectual property portfolio, particularly through the sale or licensing of its patented high aperture and retarder film designs.

         In 1984, Energy Conversion Devices, Inc. ("ECD"), which was then the parent corporation of OIS, granted to OIS a worldwide exclusive license (including the right to grant sublicenses) to make, use and sell products using any or all of ECD's technology (including patent rights), present or future, in displays and sensors. In addition, OIS granted ECD a nonexclusive cross-license to technology developed by OIS, present or future, for applications outside the fields of displays and sensors. In April 1992, ECD assigned a substantial number of the patents covered by this license to OIS outright, and ECD and OIS entered into a new agreement (the "1992 ECD Agreement") under which ECD granted to OIS a worldwide exclusive license to all of its remaining technology that existed on the date of the 1992 ECD Agreement. The license granted by ECD has been and continues to be royalty free until such time as OIS posts a cumulative 20% after-tax annual return on invested capital. The royalty rates are, subject to certain limitations, 0.5% of net sales of OIS and its sublicenses of licensed products and 7.5% of up-front license payments received by OIS from sublicenses. Given the Company's operating losses, no royalty has ever been paid to ECD.

ENVIRONMENTAL ISSUES

         The Company believes that it is presently in substantial compliance with all existing applicable environmental laws.

ITEM  2:  PROPERTIES

         The principal executive offices of the Company are located at the Company's 108,000 square foot pilot demonstration, research, production and office facility in Northville Township, Michigan.

ITEM 3:  LEGAL PROCEEDINGS

         Since October 9, 1998, several of the Company's former customers have initiated claims against the Company in Michigan state court seeking damages for breach of contract. In addition, certain of these customers sought preliminary injunctive relief directing the Company to continue manufacturing operations. After a hearing on October 16, 1998 concerning the preliminary injunction, the court declined to order the Company to resume manufacturing operations or to take any steps to complete any work-in-process, but did order the Company to deliver certain finished goods to these former customers and to refrain from selling certain work-in-process inventory to third parties. The Company has complied with the court order. The Company is in the process of completing the filing of its answers to the complaints relating to the foregoing actions. The Company believes that it has valid defenses to all such litigation pending against it and intends to vigorously defend the claims. The Company does not expect that the court order or the pending litigation will have a materially adverse effect on the Company's ability to conduct an orderly liquidation of its assets. While the Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of this litigation, the Company believes that, regardless of the outcome of this litigation, its common stockholders will not receive any proceeds from a liquidation of the Company.

         On September 28, 1998, the Department of Commerce issued a directive to the Company requiring that it continue to produce and deliver AMLCDs pursuant to certain contracts between the Company and certain of its customers which were allegedly subject to, and rated under, the Defense Priorities and Allocations System ("DPAS") regulations (15 C.F.R. Part 700), which regulations govern the performance of certain contracts for the supply of goods in connection with U.S. defense programs. In response to the directive, the Company advised the Department of Commerce that the Company believes the Department of Commerce's directive is not authorized by applicable law and is based on incorrect factual premises, particularly concerning the existence of any remaining obligations under any DPAS rated contracts. In addition, the Company believes that, given its present financial resources and its reduction of employees at its Northville manufacturing facility, compliance with the Department of Commerce's directive would not be in the best interests of its creditors and stockholders. As a result of discussions between the parties, the Department of Commerce and the Company entered into the Standstill Agreement originally effective from October 14, 1998, through November 14, 1998, which was extended to November 18, 1998 by the mutual agreement of the parties. During the term of the Standstill Agreement, the Department of Commerce agreed that it would not initiate action to enforce the directive, and the Company agreed that it would not sell the Northville facility or certain finished goods and work-in-process inventory without the consent of the Department of Commerce. The Department of Commerce has not sought to enforce the directive, and the Company is not aware of any plans by the Department of Commerce to seek enforcement of the directive. However, if the Department of Commerce does seek to enforce the directive, the Company intends to advance all factually and legally supported positions in opposition to the directive. Successful enforcement of the directive could have a material adverse effect on the Company's ability to conduct an orderly liquidation of its assets.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to stockholders during the fourth quarter of fiscal 1998.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Shares of OIS Common Stock are traded in the Nasdaq SmallCap Market under the symbol OVON. The following table sets forth the reported high and low bid quotations of OIS Common Stock for the fiscal periods indicated:



                                                    Prices
                                          -----------------------------
                  Period                      Low                High
                  ------                      ---                ----

Year ended June 30, 1997
     First Quarter ...............           $2.625             $3.625
     Second Quarter ..............            1.563              3.188
     Third Quarter ...............            2.125              3.125
     Fourth Quarter ..............            2.188              3.125

Year ended June 30, 1998
     First Quarter ...............           $1.813             $2.469
     Second Quarter ..............            1.375              2.375
     Third Quarter ...............            1.047              1.656
     Fourth Quarter ..............            1.031              2.125

Year ended June 30, 1999
     First Quarter ..............            $ .016             $1.063

--------------------------------

         The quotations listed may include inter-dealer prices that may not necessarily represent actual transactions. No dividend or distribution on OIS Common Stock has been paid and none is presently being considered.

         By letter dated October 16, 1998, the Company was notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's Common Stock will be delisted from the Nasdaq SmallCap Market on January 6, 1999, unless prior to that date the Company's shares of Common Stock report for ten consecutive days a closing bid price of at least $1.00 per share, the minimum bid price required for continued listing. By letter dated October 16, 1998, the Company was further notified by Nasdaq that the Company's Common Stock is would be delisted from the Nasdaq SmallCap Market effective October 23, 1998, as a result of the Company's failure to file its Form 10-K for fiscal year 1998 and its Form 10-Q for the three months ended September 30, 1998 in a timely manner as required by the Nasdaq Marketplace Rules. Pursuant to the Nasdaq Marketplace Rules, the Company requested an oral hearing regarding the delisting of its Common Stock from the Nasdaq SmallCap Market. By letter dated November 18, 1998, Nasdaq informed the Company that the hearing has been scheduled for December 17, 1998 and the delisting process will be stayed until the hearing and a final determination by Nasdaq. By letter dated December 4, 1998, Nasdaq informed the Company that, in addition to the foregoing issues to be considered at the oral hearing, it would also consider the fact that the Company was no longer in compliance with its Marketplace Rules regarding minimum requirements for net tangible assets, market capitalization and/or net income. The Company anticipates that its Common
Stock will be delisted from the Nasdaq SmallCap Market after the hearing. In the event of such delisting, trading in the Company's Common Stock, if any, may thereafter be conducted on the Nasdaq Electronic Bulletin Board which would substantially reduce the liquidity of, and the market for, the Company's Common Stock.

         On December 8, 1998, the closing bid price for a share of the Company's Common Stock as reported by the Nasdaq SmallCap Market was $0.047 and the approximate number of stockholders of record was 1,500.

         During fiscal 1998, the Company sold a total of 17,500 shares of its Series B Cumulative Preferred Stock, par value $0.01 per share (the "Series B Preferred"), to GDIC at a price of $1,000 per share for an aggregate consideration of $17,500,000. The Series B Preferred issued in fiscal 1998 did not involve underwriters and was exempt from registration under the Securities Act of 1933, as amended, by virtue of the exemption provided by Section 4(2) thereof for transactions not involving any public offering.

ITEM 6:  SELECTED FINANCIAL DATA

         Set forth below is certain financial information taken from OIS's audited financial statements.



                                                                       Fiscal year ended June 30,
                                           ----------------------------------------------------------------------------------

                                                1998              1997             1996             1995             1994
                                                ----              ----             ----             ----             ----

Total revenues                              $ 22,693,555     $ 13,600,488     $ 10,595,207     $  8,423,041     $ 11,700,389
Cost of sales                                 43,775,594       41,093,260       26,106,953       17,810,224       13,078,919
Internal research and development              1,351,261        2,037,583        1,971,513        1,306,843          688,094
Selling, general and administrative           10,274,773        8,735,028        6,644,735        3,935,699        3,789,061
Impairment loss                               30,644,334               --               --               --               --
Income tax benefit                            18,459,000        9,755,490               --               --               --
Net loss                                     (44,893,407)     (28,509,893)     (24,127,994)     (14,629,725)      (5,855,685)
Net loss available to common
 stockholders                                (51,188,422)     (33,020,009)     (26,097,584)     (14,840,683)      (5,855,685)
Net loss per common share                           (.53)            (.34)            (.27)            (.21)            (.19)


At year end:
  Total assets(1)                           $ 48,402,175     $ 77,172,789     $ 70,513,934     $ 57,263,779     $ 38,146,868

  Long-term debt                              42,000,000       52,500,000       51,125,454       40,247,087       12,040,584

  Working capital (deficit)(2)               (36,539,920)       2,904,085        3,432,241        5,211,233        2,616,215

  Stockholders' equity (deficit)            $(11,339,920)      14,967,499        7,163,704        7,820,724        9,633,880


(1) As described in Note B to the Company's financial statements, during fiscal 1998 the Company recorded an impairment loss of approximately $30.6 million in accordance with the provisions of SFAS No. 121.
(2) As discussed in Notes A and H to the Company's financial statements, the Company is in violation of certain debt covenants as of June 30, 1998 which allows the lending institution to demand repayment of the related outstanding debt totaling $42.0 million. Accordingly, the outstanding debt has been classified as current in the June 30, 1998 balance sheet.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SUMMARY

         The operating results for fiscal 1998 continued to reflect substantial operating losses. As a result of increased production volumes due to resolution of several production issues and process problems, fiscal 1998 revenues were 67% higher than fiscal 1997 revenues. However, the Company's cost of sales continued to exceed revenues due to the relatively high cost of sales driven by the Company's overhead, scrap rates and depreciation expense for the period. While the Company worked to improve production yields and volumes, the Company was unable to increase its production and sales volumes enough to significantly reduce the incremental cost of sales.

         As disclosed in its recent quarterly reports, OIS, with the encouragement and cooperation of Guardian, had been exploring a full range of strategic alternatives throughout fiscal 1998. In February 1998, OIS retained an investment banking firm and began seeking one or more investors with a strategic interest in providing long term funding to OIS. During this process numerous companies in the avionics and electronics industries, among others, were contacted and presented with information about OIS. In August and September 1998, OIS and Guardian also attempted to interest a group of OIS's key customers in acquiring control of OIS. In September 1998, in light of the Company's continued operating losses and the failure of this strategic investment process, Guardian informed the Company that it would not make any further investments in the Company. As a result of these developments, effective as of September 18, 1998, OIS ceased manufacturing operations in its Northville facility in accordance with a plant shutdown plan approved by its board of directors.

         As the Company progressed in identifying strategic alternatives to obtain additional long-term funding, it became apparent in the first quarter of fiscal 1999 that the Company may not be able to realize the full value of its property and equipment. Accordingly, as more fully described in Note B to the Company's financial statements, the Company recorded an impairment loss of approximately $30.6 million under the provisions of SFAS No. 121. However, the Company continued to be funded by Guardian and operate through September 18, 1998. Therefore, the financial statements have been presented on a going concern basis versus a liquidating basis as of June 30, 1998. The Company changed from the going concern basis to the liquidating basis of accounting in September 1998. The going concern basis of accounting contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. The liquidating basis of accounting requires adjustment of asset and liability carrying values to their estimated settlement amounts. Management does not anticipate that additional write-downs of the Company's assets will be required upon the change to the liquidating basis of accounting.

         In September 1998, in light of the Company's continued operating losses and the failure of this strategic investment process, Guardian informed the Company that it would not make any further investments in the Company. As a result of these developments, effective as of September 18, 1998, OIS ceased manufacturing operations in its Northville facility in accordance with a plant shutdown plan approved by its board of directors. Accordingly, the Company anticipates that it will generate little or no future revenues, except in connection with the liquidation of its assets.

         The Company is in violation of certain covenants contained in its credit agreement. Certain of the violations have been waived by the lending institution but the lending institution has the right to demand the repayment of all amounts outstanding. In addition, under the terms of the credit agreement the lending institution has the right to demand repayment of amounts due based on the lending institutions' discretion as to whether a material adverse change has occurred in the Company's business. It is probable that the Company will be unable to meet the ongoing covenants in the credit agreement during fiscal 1999. Although management anticipates that the Company will be able to obtain waivers of these violations as they occur and that the lending institution will not exercise its demand rights, the entire balance due under the credit agreement has been classified as current and is included in the current portion of long term debt in the accompanying balance sheet as of June 30, 1998.

         OIS's board of directors has, subject to stockholder approval, authorized the orderly liquidation of the Company's assets. See "Business - Recent Developments." Because of the existing debt and other obligations of OIS, OIS does not believe that its common stockholders will receive any proceeds from liquidation. Although Guardian will not make any additional investments in OIS, OIS anticipates that funds received under its tax sharing agreement with Guardian and through the disposition of its assets will be sufficient to allow OIS to implement the shutdown plan and liquidation and pay its debts as they become due.

RESULTS OF OPERATIONS

          YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

Revenues

         Total revenues for fiscal 1998 of approximately $22.7 million were 67% higher than total revenues for fiscal 1997 of approximately $13.6 million. This increase is attributable to a substantial increase in revenues from the sale of displays and sensors.

         Revenues from the sale of displays and sensors for fiscal 1998 of approximately $22.0 million was 92% higher than revenues from the sale of displays and sensors for fiscal 1997. This increase, which continues a trend started during fiscal 1996, is the result of more displays being manufactured and shipped during fiscal 1998. While the rate of growth of revenues was constrained in fiscal 1997 by low production capabilities during the first three quarters of fiscal 1997, the rate of growth of revenues for fiscal 1998 was constrained by market demand. Sales volume required to achieve profitability continues to exceed the existing market for the Company's products.

         Revenues from customer-funded engineering for fiscal 1998 of approximately $0.7 million was 68% lower than revenue from customer-funded engineering for fiscal 1997 of approximately $2.1 million. This decrease is the result of the Company's strategic decision to reduce customer-funded engineering activity as the Company concentrated on manufacturing operations.

Cost of Sales

         Cost of sales for fiscal 1998 of approximately $43.8 million was 7% higher than cost of sales for fiscal 1997 of approximately $41.1 million. The cost of sales as a percentage of revenue decreased to 193% in fiscal 1998 from 302% in fiscal 1997. Cost of sales consists of direct labor, direct material and overhead costs to support the manufacturing process. Overhead costs include, among other things, the costs of utilities, maintenance and repairs, insurance, depreciation, engineering, supervisory and quality control personnel and other costs needed to facilitate the manufacturing process.

         Direct labor and material for fiscal 1998 increased by approximately $1.0 million when compared to fiscal 1997. Given the fact that production volume increased significantly in fiscal 1998 compared to fiscal 1997, this slight increase in direct labor and material is mainly attributed to improvements in production yields. As a percentage of revenue, direct labor and material decreased to 77% in fiscal 1998 compared to 122% in fiscal 1997. Although yields improved significantly throughout the fiscal year, higher production volumes resulted in higher overall scrap costs in fiscal 1998 compared to fiscal 1997.

         Overhead for fiscal 1998 increased by approximately $1.3 million when compared to fiscal 1997. As a percentage of revenue, overhead costs for fiscal 1998 decreased 50% when compared with fiscal 1997. Overhead costs for fiscal 1998 were 89% of revenue compared with 139% in fiscal 1997. The increase in total overhead costs is mainly attributable to an increase of approximately $0.5 million in production chemicals and gases used due to the increase in production volumes. Also, approximately $0.4 million of the increase is attributable to an increase in depreciation expense due to new process equipment being depreciated for a full year during fiscal 1998.

         A substantial part of the Company's overhead costs are largely fixed and, as a result, management did not expect significant changes in the total overhead costs as production volume increased.

Other Costs

         The Company's internal research and development costs of approximately $1.4 million in fiscal 1998 were 34% lower than the internal research and development costs of approximately $2.0 million incurred in fiscal year 1997.

         The Company's selling, general and administrative costs of approximately $6.5 million in fiscal 1998 were 18% higher than selling, general and administrative costs of approximately $5.5 million in fiscal 1997. The increase is mainly attributable to an increase in consulting fees as a result of the Company's search for long term financing and/or a strategic partner.

         As of June 30, 1998, the Company has determined that its property and equipment had been impaired as defined in SFAS No. 121. Accordingly, an impairment loss has been recognized in the accompanying statement of operations to reduce the carrying value of the property and equipment to its estimated realizable value. The Company has estimated the realizable value based on recent transactions for similar property in the case of the land, estimates of selling prices from commercial real estate brokers for the building and on recent appraisals of similar equipment for machinery and other equipment. These estimates represent the Company's best estimates of the realizable value of the property and equipment. The amounts realized upon the ultimate disposition of the property and equipment could differ materially from these estimates.

         Interest expense during fiscal 1998 increased by approximately $0.2 million compared to fiscal 1997. The Company incurred additional interest on higher debt levels to finance ongoing operations when compared to fiscal 1997.

         Other income, licensing and royalty income in fiscal 1998 decreased by approximately $0.4 million compared to fiscal 1997.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

Revenues

         Total revenues for fiscal 1997 of approximately $13.6 million was 28% higher than total revenues for fiscal 1996 of approximately $10.6 million. This increase was attributable to a substantial increase in revenue from the sale of displays and sensors, which was partly offset by a decrease in revenues from customer-funded engineering.

         Revenues from the sale of displays and sensors for fiscal 1997 of approximately $11.5 million was 74% higher than revenues from the sale of displays and sensors for fiscal 1996. This increase, which continued a trend started during fiscal 1996, was the result of more displays being manufactured and shipped during fiscal 1997. Although display revenues increased during fiscal 1997, the rate of growth was constrained by low production volumes during the first three quarters of the year. Significant additional display and sensor revenues would have been necessary if the Company was to substantially improve its financial results.

         Revenues from customer-funded engineering for fiscal 1997 of approximately $2.1 million was 47% lower than revenues from customer-funded engineering for fiscal 1996 of approximately $4.0 million. This decrease was the result of the Company's strategic decision to reduce customer-funded engineering activity as the Company concentrated on manufacturing operations.

Cost of Sales

         Cost of sales for fiscal 1997 of approximately $41.1 million was 57% higher than cost of sales for fiscal 1996 of approximately $26.1 million. The cost of sales as a percentage of revenue increased to 302% in fiscal 1997 from 246% in fiscal 1996. Cost of sales consisted of direct labor, direct material and overhead costs to support the manufacturing process. Overhead costs included, among other things, the costs of utilities, maintenance and repairs, insurance, depreciation, engineering, supervisory and quality control personnel and other costs needed to facilitate the manufacturing process.

         Direct labor and material for fiscal 1997 increased by approximately $8.7 million when compared to fiscal 1996. Most of this increase was attributable to the increased amounts of raw materials used to verify process controls and increase production volumes. Although yields improved significantly throughout fiscal 1997, higher production volumes resulted in higher overall scrap costs in fiscal 1997 compared to fiscal 1996. Management was encouraged by the significant increase in production volumes and improved yields experienced during the fourth quarter of fiscal 1997. To the extent that the Company could continue to improve yields and increase production volumes, management expected that direct labor and material would decrease on a per unit basis and as a percentage of revenue during fiscal 1998.

         Overhead for fiscal 1997 increased by approximately $6.3 million when compared to fiscal 1996. The increase was attributable in large part to an increase of approximately $2.7 million in depreciation expense due to the facility and related process equipment being depreciated for a full year during fiscal 1997. During 1997, the Company also incurred approximately $3.6 million in increased costs in the areas of repair and maintenance, utilities, manufacturing supplies and tooling.

         A substantial part of the Company's overhead costs were largely fixed and, as a result, management did not expect significant changes in the total overhead costs as production volume increased. During Fiscal 1997, overhead costs continued to be a major component of cost of sales on both a per unit and percentage of revenue basis.

Other Costs

         The Company's internal research and development costs of approximately $2.0 million in fiscal 1997 were 3% higher than the internal research and development costs of approximately $2.0 million incurred in fiscal 1996. Being an important part of OIS business, the Company continued to invest resources in order to increase and improve its line of products and to protect its technology and intellectual property rights.

         The Company's selling, general and administrative costs of approximately $5.5 million in fiscal 1997 were 3% higher than selling, general and administrative costs of approximately $5.4 million in fiscal 1996.

         Interest expense during fiscal 1997 increased by approximately $1.9 million compared to fiscal 1996. During fiscal 1996 the Northville plant was placed in service. Therefore, a proportionate amount of interest incurred on the debt to finance construction of the Northville facility was not capitalized as part of the cost of the Northville facility. The Company also incurred additional interest on higher debt levels to finance ongoing operations when compared to fiscal 1996. Interest expense was expected to continue to increase until operations could generate enough profits to begin retiring the outstanding debt.

         Other income, licensing and royalty income and insurance proceeds in fiscal 1997 decreased by approximately $0.1 million compared to fiscal 1996. This decrease was attributable in large part to a one-time insurance payment of approximately $0.8 million received during fiscal 1996 in connection with the interruption of business caused by the fire at the Northville facility in March 1995. Royalty income increased by approximately $0.4 million compared to fiscal 1996. The Company also realized approximately $0.3 million from the sale of equipment formerly utilized at the Troy facility.

         Other differences between fiscal 1997 and 1996 are not discussed because they result principally from differences in timing of revenue and expenses and not from any known trends.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Company has suffered recurring losses from operations that have significantly reduced its net capital and liquidity position. The Company's cash and cash equivalents at June 30, 1998 were approximately $1.1 million. Throughout fiscal 1998, the Company had been attempting to manage its cash to minimize funding requirements. On September 17, 1998, Guardian, the Company's principal source of funding, informed OIS that, in light of the Company's continued operating losses and the failure of the strategic investment process, Guardian would not make any further investments in the Company to fund operations.

As a result, effective September 18, 1998, OIS ceased manufacturing operations in its Northville facility in accordance with a plant shutdown plan approved by its board of directors.

         OIS's board of directors has, subject to stockholder approval, authorized the orderly liquidation of the Company's assets. Because of the existing debt and other obligations of OIS, OIS does not believe that its common stockholders will receive any proceeds from liquidation. However, OIS currently anticipates that funds received under its tax sharing agreement with Guardian and through the disposition of its assets will be sufficient to allow OIS to implement the shutdown plan and liquidation and pay its debts as they become due.

Operating Activities

         During fiscal 1998, the Company incurred a net loss of approximately $44.9 million, including an income tax benefit of approximately $18.5 million. Inventory decreased slightly as the Company's cost reduction program was beginning to influence inventory costs. Accounts payable and other accrued expenses decreased approximately $0.8 million due to the timing of payment of invoices. In addition, the Company recorded an impairment loss on its property and equipment of approximately $30.6 million which contributed to the net loss but had no effect on cash. Furthermore, the Company incurred approximately $6.5 million in depreciation costs, which contributed to net loss but had no effect on cash.

Investing Activities

         Capital expenditures totaled $1.3 million in fiscal 1998 as the Company continued to invest in property and equipment, primarily for microprocessing manufacturing equipment.

Financing Activities and Capital Resources

         On October 30, 1996, OIS issued 38,137 shares of the Series B Preferred to Guardian in exchange for the 35,000 shares of the Company's Series A Cumulative Preferred Stock previously acquired by Guardian and all dividends in arrears thereon. The Series B Preferred is not convertible into Common Stock or any other security of OIS. However, each share of Series B Preferred entitles the holder thereof to 350 votes on every matter submitted to a vote of the stockholders of OIS. The Series B Preferred bears a cumulative dividend at a rate of 8% for three years from the date of issuance and at an increasing floating rate thereafter (subject to a cap of 16.5% per year). Holders of shares of Series B Preferred cannot cause their redemption, and OIS can redeem shares of Series B Preferred only upon a vote of the directors of OIS that are independent of the owner or owners of the shares of Series B Preferred being redeemed. This exchange was approved by the independent members of OIS's board of directors.

         On October 31, 1996, GDIC purchased 21,000 shares of Series B Preferred from OIS for $1,000 per share. Subsequently, during fiscal 1997, GDIC purchased an additional 14,500 shares of Series B Preferred from OIS for $1,000 per share.

         During fiscal 1998, GDIC purchased an additional 17,500 shares of Series B Preferred from OIS for $1,000 per share. As of September 30, 1998, GDIC owned 91,137 shares of Series B Preferred Stock. These investments were approved by the independent members of OIS's board of directors.

         On October 31, 1996, OIS became eligible and has elected to become a member of an affiliated group under Section 1504(a) of the Internal Revenue Code of 1986, as amended, with Guardian, GDIC and Guardian's other qualifying subsidiaries (the "Affiliated Group"). As a member of the Affiliated Group, OIS's tax attributes generated after October 31, 1996 have been included in the single consolidated federal income tax return filed by the Affiliated Group. Net operating losses of OIS generated prior to October 31, 1996 will only be eligible to offset future taxable income of OIS and cannot be used to offset the income of other companies included in the Affiliated Group. As of June 30, 1998, the Company had received approximately $16.1 million and recorded an estimated receivable from Guardian of approximately $5.1 million and related deferred income taxes of $7.0 million in accordance with the Tax Sharing Agreement.

         In order to provide funding for future operations of OIS, OIS entered into a tax sharing agreement with Guardian effective November 1, 1996 (the "Tax Sharing Agreement"). Under the terms of the Tax Sharing Agreement, Guardian compensates OIS for the value of OIS's losses and credits which are utilized by the Affiliated Group by making payments to OIS in an amount equal to the difference between (i) the liability reflected on the Affiliated Group's consolidated federal income tax return with the inclusion of OIS and (ii) the liability without the inclusion of OIS.

         During fiscal 1997, the independent members of, and the full board of directors of OIS authorized OIS to borrow up to $20,000,000 from GDIC at an annual interest rate of up to 7%, with all interest and principal due and payable on demand of GDIC. To provide the Company with working capital, the Company borrowed $3.0 million from GDIC during fiscal 1997 and borrowed an additional $9.0 million during fiscal 1998. As of June 30, 1998, the Company had borrowed $12.0 million from GDIC at an annual interest rate of 6%.

         The Company has exhausted its $52.5 million commercial credit facility with NBD Bank N.A. and Bank of America NT&SA. In addition, on March 30, 1998, the Company granted those banks a first priority lien and security interest in all tangible and intangible assets of the Company, including intellectual property, to secure repayment of the commercial credit facility. The credit agreement governing the commercial credit facility contains a number of financial and other covenants. The Company is not currently in compliance with all of the financial covenants contained in the credit agreement. Although the banks have not declared a default under the credit agreement, the Company has not received a waiver from the banks for all of these violations. The banks have the right to demand repayment of amounts outstanding as long as the Company has not cured the event of default or obtained a waiver from the banks. It is probable that the Company will not be able to meet the ongoing covenants in its credit agreement during fiscal 1999. If the Company is unable to meet these covenant requirements and is unable to secure a waiver from the banks, the banks have the right to demand the immediate repayment of amounts outstanding. Due to these violations, amounts outstanding under the credit agreement have been classified as current in the accompanying balance sheet as of June 30, 1998. During fiscal 1998, the Company repaid a total of $10.5 million of principal on its commercial credit facility, of which $5.5 million was originally due on December 31, 1997, but the Company obtained a waiver from the banks to delay such payment until January 30, 1998. The Company funded these principal repayments through the receipt of a $6.0 million payment from Guardian on account of the Tax Sharing Agreement and the sale of 4,500 shares of Series B Preferred at a price of $1,000 per share to GDIC. On September 30, 1998, the Company made an additional principal repayment of $2.75 million which was funded through receipt of a payment from Guardian under the Tax Sharing Agreement. The commercial credit facility matures in December 1999, and quarterly principal installments are due as follows: $2.75 million on December 31, 1998; $3.38 million on each of March 31, 1999 and June 30, 1999; $3.88 million on September 30, 1999; and $25.88 million on December 31, 1999.

Year 2000

         During fiscal 1998, the Company continued taking the required steps to make its existing systems Year 2000 ready. Prior to the end of fiscal 1998, no material expenditures had been made related to Year 2000. The Company mainly used packaged software from outside suppliers that make available upgrades to correct Year 2000 issues. The Company expected to purchase these upgrades by January 1, 1999 at an estimated cost of approximately $100,000. However, in light of its plant shutdown and planned liquidation, the Company no longer anticipates making such purchases. Internally developed software has been modified to comply with Year 2000 issues.

         The Company's efforts have focused on Year 2000 compliance in the following six principal areas:

         - Application software, including operating systems and applications and process equipment;

         -     Network and communication software;

         -     Computer equipment, including PCs and process equipment;

         - Telecommunications equipment, including telephone, radio and emergency alert devices;

         - Facilities, including building security, building control and environmental systems; and

         - Procedures, including forms, reports and customer service operations.

         These activities are intended to encompass all major categories of systems in use by the Company, including sales, manufacturing, finance and human resources. The Company also believes that is has no material exposure to contingencies related to the Year 2000 issues for products it has sold.

         In addition to making its own systems Year 2000 ready, during fiscal 1998, the Company continued to survey its key suppliers and customers to determine the extent to which the systems of such suppliers and customers were Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to be Year 2000 compliant.

         As of September 18, 1998, the Company ceased manufacturing operations at its Northville plant. As a result, since that time, the Company has not continued to further evaluate its Year 2000 readiness or that of its key suppliers and customers. Given that the Company has no plans to resume its manufacturing operations, the Company believes that any outstanding Year 2000 issues will not have a material impact on the Company's financial condition.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains statements that are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Among other things, they regard the Company's liquidity, financial condition, operational matters and certain strategic initiatives and alternatives and their potential outcomes. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expects," "may," "not considered likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Additionally, from time to time, the Company or its representatives have made or may make oral or written forward-looking statements. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or in press releases or oral statements made by or with the approval of an authorized executive officer of the Company. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements: (1) as a result of risks and uncertainties identified in the Company's publicly filed reports; (2) as a result of risks associated with the implementation of its manufacturing facility shutdown and its Plan of Liquidation described herein; (3) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, the overall avionics display market, sales growth, competition and certain cost increases; or (4) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    Report of Independent Public Accountants



To OIS Optical Imaging Systems, Inc.:


We have audited the accompanying balance sheets of OIS Optical Imaging Systems, Inc. (a Delaware corporation) as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OIS Optical Imaging Systems, Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

As discussed in Note A, the Company has closed its manufacturing operations and is in violation of certain debt covenants. On November 11, 1998, the Company's Board of Directors approved a plan of liquidation and dissolution. These factors, among others, as discussed in Note A, cause substantial doubt as to the future of the Company. The accompanying financial statements have been prepared on a historical basis of accounting and do not include any liquidation accounting or other adjustments which could result upon completion of the proposed liquidation.



/s/ Arthur Andersen LLP
--------------------------------
Arthur Andersen LLP

Detroit, Michigan,
November 23, 1998.

                        OIS OPTICAL IMAGING SYSTEMS, INC.
                                 BALANCE SHEETS
                                     ASSETS


                                                                              June 30,
                                                             ---------------------------------------
                                                                 1998                       1997
                                                             -----------                ------------
CURRENT ASSETS
  Cash and cash equivalents                                  $ 1,078,567                $    960,042
  Accounts receivable (net of reserve for doubtful
   accounts of $60,000)                                        4,040,661                   4,222,508
  Inventories                                                  9,411,086                   9,525,136
  Income tax receivable from affiliate                         5,100,756                   4,755,490
  Prepaid expenses and other current assets                      771,105                     746,199
                                                             -----------                ------------

  TOTAL CURRENT ASSETS                                        20,402,175                  20,209,375
                                                             -----------                ------------

PROPERTY AND EQUIPMENT
  Land                                                         3,000,000                   3,000,000
  Building                                                    11,100,000                  32,891,009
  Machinery and other equipment                                6,900,000                  31,431,956
                                                             -----------                ------------

  TOTAL PROPERTY AND EQUIPMENT (Note B)                       21,000,000                  67,322,965

  Less accumulated depreciation                                       --                 (10,359,551)
                                                             -----------                ------------

 TOTAL PROPERTY AND EQUIPMENT, NET                            21,000,000                  56,963,414
                                                             -----------                ------------

 DEFERRED INCOME TAXES                                         7,000,000                          --
                                                             -----------                ------------

 TOTAL ASSETS                                                $48,402,175                $ 77,172,789
                                                             ===========                ============







See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.
                                 BALANCE SHEETS
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                          June 30,
                                                                            ---------------------------------
                                                                                  1998               1997
                                                                            --------------      -------------
CURRENT LIABILITIES
   Subordinated note payable to affiliate                                    $  12,000,000      $   3,000,000
   Current installment on long-term debt                                        42,000,000         10,500,000
   Accounts payable                                                              1,569,244          2,817,068
   Accrued interest                                                                997,129            578,166
   Deferred revenue                                                                     --            112,204
   Other accrued liabilities                                                       375,722            297,852
                                                                             -------------      -------------

   TOTAL CURRENT LIABILITIES                                                    56,942,095         17,305,290

LONG TERM DEBT                                                                          --         42,000,000
LOCAL GOVERNMENT SUBSIDY                                                         2,800,000          2,900,000
                                                                             -------------      -------------

   TOTAL LIABILITIES                                                            59,742,095         62,205,290
                                                                             -------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, par value $0.01 per share:
    Series A, 8% cumulative, non-convertible and non-voting
    Authorized - 50,000 shares
    Issued and outstanding -  -0- shares at June 30, 1998 and 1997                      --                 --
           Series B, 8% cumulative, non-convertible and voting
            Authorized - 100,000 shares
         Issued and outstanding - 91,137 shares at June 30, 1998 and
            73,637 shares at June 30, 1997                                             911                736
         Common stock, par value $0.01 per share:
                  Authorized - 125,000,000 shares
         Issued and outstanding - 97,468,429 shares at June 30, 1998
         and 97,467,920 shares at June 30, 1997                                    974,684            974,679
         Additional paid-in capital                                            159,581,155        141,375,527
         Accumulated deficit                                                  (171,458,726)      (126,565,319)
         Deferred compensation                                                    (437,944)          (818,124)
                                                                             -------------      -------------
           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (11,339,920)        14,967,499
                                                                             -------------      -------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIT)                                                        $  48,402,175      $  77,172,789
                                                                             =============      =============


See notes to financial statements.

                         OPTICAL IMAGING SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS



                                                                                Years ended June 30,
                                                           -----------------------------------------------------------
                                                                  1998                   1997                 1996
                                                                  ----                   ----                 ----
REVENUES
Display revenue                                               $ 19,862,674          $ 10,502,747          $ 6,488,975
Engineering revenue                                                673,243             2,106,843            4,001,414
Sensor revenue                                                   2,157,638               990,898              104,818
                                                           ----------------       ---------------      ---------------
         TOTAL REVENUES                                         22,693,555            13,600,488           10,595,207

COST OF SALES
Display                                                         39,354,137            31,818,764           12,658,272
Engineering                                                      1,644,458             6,315,576           13,102,241
Sensors                                                          2,776,999             2,958,920              346,440
                                                           ----------------       ---------------      ---------------
         TOTAL COST OF SALES                                    43,775,594            41,093,260           26,106,953
                                                           ----------------       ---------------      ---------------

GROSS LOSS                                                    (21,082,039)          (27,492,772)         (15,511,746)

OPERATING EXPENSES
Internal research and development                                1,351,261             2,037,583            1,971,513
Selling, general and administrative                              6,496,001             5,509,868            5,360,752
Impairment loss (Note B)                                        30,644,334                    --                   --
                                                           ----------------       ---------------      ---------------

         TOTAL OPERATING EXPENSES                               38,491,596             7,547,451            7,332,265

OPERATING LOSS                                                (59,573,635)          (35,040,223)         (22,844,011)

OTHER INCOME (EXPENSE)
Interest expense                                               (4,296,611)           (4,112,596)          (2,233,735)
Other income                                                       195,783               406,898               41,954
Licensing and royalties                                            322,056               480,538              104,174
Insurance proceeds                                                      --                    --              803,624
                                                           ----------------       ---------------      ---------------


TOTAL OTHER INCOME (EXPENSE)                                   (3,778,772)           (3,225,160)          (1,283,983)
                                                           ----------------       ---------------      ---------------

LOSS BEFORE INCOME TAX BENEFIT                                (63,352,407)          (38,265,383)         (24,127,994)

Income tax benefit                                              18,459,000             9,755,490                   --
                                                           ----------------       ---------------      ---------------

NET LOSS                                                     $(44,893,407)         $(28,509,893)        $(24,127,994)
                                                           ----------------       ---------------      ---------------


Preferred stock dividends                                        6,295,015             4,510,116            1,969,590
                                                           ----------------       ---------------      ---------------


NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                     $(51,188,422)         $(33,020,009)        $(26,097,584)
                                                           ----------------       ---------------      ---------------

BASIC AND DILUTED
NET LOSS PER COMMON SHARE                                            $(.53)              $(.34)               $(.27)
                                                           ================       ===============      ===============

See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                PREFERRED STOCK             PREFERRED STOCK
                                   SERIES A                    SERIES  B         COMMON STOCK
                              ------------------            ---------------      ------------               Additional
                              Number of               Number of                 Number of                    Paid-in
                               Shares     Amount       Shares     Amount         Shares         Amount       Capital
                              ---------   ------       ---------  ------        ---------       ------      ----------
Balance at June 30, 1995        12,500    $ 125        -0-         $-0-     96,712,931        $967,129     $ 81,325,112
Common shares sold (Fiscal         ---      ---        ---          ---         90,139             902          218,922
1996)
Common stock granted as            ---      ---        ---          ---        312,420           3,124        1,402,766
deferred compensation
(Fiscal 1996)
Amortize deferred                  ---      ---        ---          ---            ---             ---              ---
compensation (Fiscal 1996)
Preferred stock sold            22,500      225        ---          ---            ---             ---       22,499,775
(Fiscal 1996)
Other (Fiscal 1996)                ---      ---        ---          ---        (11,700)           (117)          10,942
Net loss for year ended            ---      ---        ---          ---            ---             ---              ---
June 30, 1996
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996        35,000      350        -0-          -0-     97,103,790         971,038      105,457,517
Common shares sold (Fiscal         ---      ---        ---          ---        134,440           1,344          297,508
1997)
Common stock granted as            ---      ---        ---          ---        254,300           2,543          760,357
deferred compensation
(January 13, 1997)
Amortize deferred                  ---      ---        ---          ---            ---             ---         (568,752)
compensation (Fiscal 1997)
Series A Preferred Stock       (35,000)    (350)       ---          ---            ---             ---      (34,999,650)
redeemed
Series B Preferred Stock           ---      ---     70,500          705            ---             ---       70,515,295
sold
Series A Preferred Stock           ---      ---      3,137           31            ---             ---              (31)
dividends paid by issuance
of 3,137 shares of series
B Preferred Stock
Other (Fiscal 1997)                ---      ---        ---          ---        (24,610)           (246)         (86,717)
Net loss for year ended            ---      ---        ---          ---            ---             ---              ---
June 30, 1997
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997           -0-      -0-     73,637          736     97,467,920         974,679      141,375,527
Common shares sold (Fiscal         ---      ---        ---          ---         26,224             262           26,526

Amortize deferred                  ---      ---        ---          ---            ---             ---          771,867
compensation (Fiscal 1998)
Series B Preferred Stock           ---      ---     17,500          175            ---             ---       17,499,825
sold
Other (Fiscal 1998)                ---      ---        ---          ---        (25,715)           (257)         (92,590)
Net loss for year ended            ---      ---        ---          ---            ---             ---              ---
June 30, 1998
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998           -0-    $ -0-     91,137       $  911     97,468,429        $974,684     $159,581,155
=======================================================================================================================





                                Accumulated                 Deferred               Stockholders'            Per
                                  Deficit                 Compensation            Equity (Deficit)         Share
                                ------------              ------------            ---------------         ------
Balance at June 30, 1996      $ (74,138,390)              $  (333,252)              $  7,820,724            ---
Common shares sold (Fiscal              ---                       ---                    219,824       $  2.439
1996)
Common stock granted as                 ---                (1,405,890)                       ---          4.500
deferred compensation
(Fiscal 1996)
Amortize deferred                       ---                   492,886                    492,886            ---
compensation (Fiscal 1996)
Preferred stock sold                    ---                       ---                 22,500,000          1,000
(Fiscal 1996)
Other (Fiscal 1996)                 210,958                    36,481                    258,264            ---
Net loss for year ended         (24,127,994)                      ---                (24,127,994)           ---
June 30, 1996
---------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998        (98,055,426)               (1,209,775)                 7,163,704            ---
Common shares sold (Fiscal              ---                       ---                    298,852          2.223
1997)
Common stock granted as                 ---                  (762,900)                       ---          3.000
deferred compensation
(January 13, 1997)
Amortize deferred                       ---                 1,087,676                    518,924            ---
compensation (Fiscal 1997)
Series A Preferred Stock                ---                       ---                (35,000,000)         1,000
redeemed
Series B Preferred Stock                ---                       ---                 70,516,000          1,000
sold
Series A Preferred Stock                ---                       ---                        ---            ---
dividends paid by issuance
of 3,137 shares of series
B Preferred Stock
Other (Fiscal 1997)                     ---                    66,875                    (20,088)           ---
Net loss for year ended         (28,509,893)                      ---                (28,509,893)           ---
June 30, 1997
---------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997       (126,565,319)                 (818,124)                14,967,499            ---
Common shares sold (Fiscal              ---                       ---                     26,788          1.022
1998)
Amortize deferred                       ---                   318,949                  1,090,816            ---
compensation (Fiscal 1998)
Series B Preferred Stock                ---                       ---                 17,500,000       $  1,000
sold
Other (Fiscal 1998)                     ---                    61,231                    (31,616)           ---
Net loss for year ended
June 30, 1998                   (44,893,407)                      ---                (44,893,407)           ---
---------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998      $(171,458,726)              $ (437,944)               $(11,339,920)           ---
===============================================================================================================




See notes to financial statements




                                         OIS OPTICAL IMAGING SYSTEMS, INC.

                                             STATEMENTS OF CASH FLOWS

                                                                                   Years ended June 30,
                                                                                   --------------------
                                                                       1998                1997                  1996
                                                                    -----------         -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                          $(44,893,407)       $(28,509,893)         $(24,127,994)
 Adjustments to reconcile   net  loss  to  net
 cash used in operating activities:
     Depreciation and amortization                                    6,503,051           6,168,473             3,396,279
     Deferred compensation expense                                    1,059,200             498,834               492,886
     Impairment loss                                                 30,644,334                 ---                   ---
     Deferred income taxes                                           (7,000,000)                ---                   ---
 Impact on cash flows from changes in assets and
 liabilities:
     Accounts and income tax receivables                               (163,419)            471,456            (2,490,928)
     Inventories                                                        114,050          (3,677,886)           (2,487,188)
     Prepaid expenses and other current assets                          (24,906)           (260,948)             (105,086)
     Accounts payable and accrued liabilities                          (750,991)         (3,294,845)            1,329,875
     Deferred revenue                                                  (112,204)           (124,641)              (90,109)
                                                                   ------------        ------------          ------------
 NET CASH USED IN OPERATING ACTIVITIES
                                                                    (14,624,292)        (28,729,450)          (24,082,265)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Capital expenditures                                                (1,283,971)         (8,500,423)          (12,392,797)
                                                                   ------------        ------------          ------------
 NET CASH USED IN INVESTING
 ACTIVITIES                                                          (1,283,971)         (8,500,423)          (12,392,797)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Principal payments on long-term debt                               (10,500,000)                ---                   ---
 Payments on capital lease obligation                                       ---            (125,454)             (121,633)
 Proceeds from issuance of debt and notes                             9,000,000           2,500,000            13,000,000
 Net proceeds from issuance of common stock                              26,788             298,853               267,130
 Net proceeds from issuance of preferred stock                       17,500,000          35,516,000            22,500,000
                                                                   ------------        ------------          ------------
     NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                                      16,026,788          38,189,399            35,645,497
                                                                   ------------        ------------          ------------
     INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                   118,525             959,526              (829,565)

     CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                960,042                 516               830,081
                                                                   ------------        ------------          ------------
     CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                 $  1,078,567        $    960,042                 $ 516
                                                                   ============        ============          ============



See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                  SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
                          FOR THE YEARS ENDED JUNE 30,




                                                              1998                   1997                1996
                                                        -----------------    -------------------    -----------------
Adjustment of accumulated depreciation based on              $16,962,602             --                    --
  recognition of impairment loss
Adjust deferred compensation                                   --                 $     568,752            --
Conversion of Series A Preferred Stock to Series
  B Preferred Stock                                            --                    35,000,000            --
Payment of dividends on Series A Preferred Stock
  by issuance of Series B Preferred Stock                      --                     3,128,129            --
Common Stock issued in exchange for deferred
 compensation, net of terminations                             --                       675,935          $ 1,369,409


See Statements of Cash Flows

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND CURRENT STATUS

        OIS Optical Imaging Systems, Inc. (OIS or the Company) was organized to complete the development of and thereafter to manufacture and market flat panel displays and electronic image processing products, employing amorphous and related materials and information technology. OIS had been providing these products and services mainly to avionics and military customers.

        Although revenues increased significantly during fiscal 1998, the Company's operating results for fiscal 1998 continued to reflect substantial losses. Due to these ongoing losses, the Company has required constant infusions of significant amounts of additional capital to support its operations. In recent years, Guardian Industries Corp. (Guardian), the Company's majority stockholder, has been the primary source of funding for the Company.

        During fiscal 1998, the Company, with the encouragement and cooperation of Guardian, had been exploring a full range of strategic alternatives. In February 1998, the Company retained an investment banking firm and began seeking one or more investors with a strategic interest in providing long term funding to the Company. The results of this search were not successful in securing additional financing or a buyer for the Company. As the Company progressed in its investigation of strategic initiatives, it became apparent that the Company may not be able to realize the value of its property and equipment. In September 1998, in light of the Company's continued operating losses and the failure of this strategic investment process, Guardian informed the Company that it would not make any further investments in the Company. As a result, of these developments effective September 18, 1998, the Company ceased manufacturing operations at its Northville facility in accordance with a plant shutdown plan approved by its Board of Directors. In addition, the Company canceled substantially all of its outstanding contracts and laid off substantially all of its employees. Accordingly, as of June 30, 1998, the Company recorded an impairment loss of approximately $30.6 million in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (See Note B).

        On September 28, 1998, the U.S. Department of Commerce (Department of Commerce) issued a directive to the Company requiring that it continue to produce and deliver AMLCDs pursuant to certain contracts between the Company and certain of its customers which were allegedly subject to, and rated under, the Defense Priorities and Allocations System ("DPAS") regulations (15 C.F.R. Part
700), which regulations govern the performance of certain contracts for the supply of goods in connection with U.S. defense programs. In response to the directive, the Company advised the Department of Commerce that the Company believes the Department of Commerce's directive is not authorized by applicable law and is based on incorrect factual premises, particularly concerning the existence of any remaining obligations under any DPAS rated contracts. In addition, the Company believes that, given its present financial difficulties and its reduction of employees at its Northville manufacturing facility, compliance with the Department of Commerce's directive would not be in the best interests of its creditors and stockholders. As a result of discussions between the parties, the Department of Commerce and the Company entered into a standstill agreement originally effective from October 14, 1998, through November 14, 1998 (Standstill Agreement), which was extended to November 18, 1998 by the mutual agreement of the parties. During the term of the Standstill Agreement, the Department of Commerce has agreed that it will not initiate action to enforce the directive, and the Company has agreed that it will not sell the Northville facility or certain finished goods and work-in-process inventory without the consent of the Department of Commerce. The Company is not aware of any plans by the Department of Commerce to seek enforcement of the directive after the term of the Standstill Agreement. However, if the Department of Commerce seeks to enforce the directive, the Company intends to advance all factually and legally supported positions in opposition to the directive. Successful enforcement of the directive could have a material adverse effect on the Company's ability to conduct an orderly liquidation of its assets if it so desired.

        The Company is in violation of certain covenants contained in its credit agreement (see Note H). Certain of the violations have been waived by the lending institution but the lending institution has the right to demand the repayment of all amounts outstanding. In addition, under the terms of the credit agreement the lending institution has the right to demand repayment of amounts due based on the lending institutions' discretion as to whether a material adverse change has occurred in the Company's business. It is probable that the Company will be unable to meet the ongoing covenants in the credit agreement during fiscal 1999. Although management anticipates that the Company will be able to obtain waivers of these violations as they occur and that the lending institution will not exercise its demand rights, the entire balance due under the credit agreement has been classified as current and is included in current portion of long term debt in the accompanying balance sheet as of June 30, 1998.

        Since October 9, 1998, several of the Company's former customers have initiated claims against the Company in Michigan state court seeking damages for breach of contract. In addition, certain of these customers sought preliminary injunctive relief directing the Company to continue manufacturing operations. After a hearing on October 16, 1998 concerning the preliminary injunction, the court declined to order the Company to resume manufacturing operations or to take any steps to complete any work-in-process but did order the Company to deliver certain finished goods to these former customers and to refrain from selling certain work-in-process inventory to third parties. The Company intends to comply with the court order. The Company is in the process of completing the filing of its answers to the complaints relating to the foregoing actions. The Company believes that it has valid defenses to all such litigation pending against it and intends to vigorously defend the claims. The Company does not expect that the court order or the pending litigation will have a materially adverse effect on the Company's ability to conduct an orderly liquidation of its assets in the future. While the Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of this litigation, the Company believes that, regardless of the outcome of this litigation, its common stockholders will not receive any proceeds from a liquidation of the Company.

        On November 11, 1998, the Company's Board of Directors approved a Plan of Liquidation and Dissolution, which the Board of Directors will submit to the stockholders of the Company for their approval. Due to the existing debt and other obligations of the Company, management does not believe that the common stockholders of the Company will receive any proceeds from the liquidation.

        Although Guardian will not make any additional investments in the Company, the Company anticipates that funds received under its tax sharing agreement with Guardian (See Note G) and through the disposition of its assets will be sufficient to allow the Company to implement the shutdown plan and pay its debts as they become due.

        As discussed above, the Company's Board of Directors has approved a Plan of Liquidation and Dissolution, which is subject to stockholder approval. The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates the settlement of assets and liabilities in the ordinary course of business. They do not include any liquidating basis of accounting or other adjustments. The liquidating basis of accounting requires that assets and liabilities be stated at their estimated liquidation values.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Cash and Cash Equivalents

        Cash equivalents consist of investments in short-term, highly-liquid securities having a maturity of three months or less when acquired. Cash equivalents of $1,078,567 and $960,042 are included in Cash and Cash Equivalents in the accompanying Balance Sheets for the years ended June 30, 1998 and 1997, respectively. These are stated at cost which approximates market.

         Cash paid for interest for the fiscal years ended June 30, 1998, 1997 and 1996 was $3,816,535, $4,485,533 and $1,549,826, respectively.

Property and Equipment

        In fiscal 1997 and 1996, all properties were recorded at cost and depreciated on the straight-line method over the estimated useful lives of the individual assets. The estimated lives of the principal classes of assets are as follows:

                                                                 Years
                                                                 -----
     Machinery and other equipment                               3 to 10
     Buildings and clean rooms                                  20 to 30

        Machinery and other equipment acquired for a particular research and development project which have no alternative future use (in other research and development projects or otherwise) are charged to the expense of the specific project to which they were dedicated. Machinery and other equipment which have alternative future uses are capitalized at cost.

        Under the provisions of SFAS No. 121, the Company periodically evaluates the realizability of the carrying value of its property and equipment. As discussed in Note A, based on the status of the Company's strategic process the Company determined that its property and equipment had been impaired as defined in SFAS No. 121. Accordingly, as of June 30, 1998, an impairment loss has been recognized in the accompanying statement of operations to reduce the carrying value of the property and equipment to its estimated realizable value. Management has estimated the realizable value based on recent transactions for similar property in the case of the land, estimates of selling prices from commercial real estate brokers for the building and on recent appraisals of similar equipment for machinery and other equipment. These estimates represent management's best estimates of the realizable value of the property and equipment. The amounts realized upon the ultimate disposition of the property and equipment could differ materially from these estimates.

        Expenditures for maintenance and repairs are charged to operating expenses. Expenditures for improvements or major renewals are capitalized and are depreciated over their estimated useful lives.

        Certain equipment installed at the Company's Northville facility is owned by the government and is therefore not recorded in the accompanying Balance Sheets (see Note J).

Local Government Subsidy

        The Local Government Subsidy is being amortized over 30 years on a straight-line basis. Amortization began July 1, 1996. The Local Government Subsidy represents the excess of the fair market value of the land purchased from Wayne County over the purchase price paid and amounted to approximately $3.0 million at the date of purchase.

Inventories

        Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market, and represent spare equipment parts, manufacturing supplies, raw material used in display development and displays in process. As discussed in Note A, the Company ceased manufacturing operations on September 18, 1998. No adjustments have been made to the carrying value of inventories due to this event. The components of inventories as of June 30, are as follows:


                                        1998                1997
                                        ----                ----

      Spare equipment parts          $1,165,293         $  601,585
      Manufacturing supplies            118,100            108,582
      Raw materials                   5,788,256          6,787,877
      Displays in process             2,339,437          2,027,092
                                     ----------         ----------

      Total                          $9,411,086         $9,525,136
                                     ==========         ==========


Research and Development

        Research and development costs are charged to operating expenses as incurred.

Patents

        Patent expenditures are charged directly to expense, and are included in Selling, General and Administrative expenses.

Customer Agreements

        Certain long-term customer engineering agreements are accounted for on a percentage of completion basis. Amounts billed, but not yet earned, and/or amounts received as advance payments net of revenues recognized in advance of billings, are recorded as Deferred Revenue. Projected losses on customer agreements are recorded as Cost in Excess of Anticipated Billings at the time such losses become apparent. Revenue on the Company's display contracts is recognized when displays are shipped to the customer.

        In fiscal 1998, 1997 and 1996, the Company derived approximately 53%, 61% and 76% of revenue, respectively from three customers operating in the U.S. aerospace industry. As of June 30, 1998 and 1997, $2,059,693 and $2,366,421 is due from these three customers and is included in Accounts Receivable in the accompanying Balance Sheets. As discussed in Note A, the Company ceased operations on September 18, 1998. No adjustments have been made to the carrying value of Accounts Receivable due to this event.

Management Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

        During fiscal 1999, the Company must adopt Statement of Financial Accounting Standards (SFAS) No. 130, "Comprehensive Income" and SFAS No. 131, "Segment Disclosures." SFAS No. 130 requires that the Company include a reconciliation of Net Loss to Comprehensive Income. Comprehensive Income includes certain gains and losses which are currently required to be included as components of stockholders' equity. SFAS No. 131 requires the Company to disclose certain financial information regarding the Company's internally identified business segments. The effect on the financial statements of adopting these statements has not been determined.

Reclassifications

        Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE C - CAPITAL STOCK

        Holders of OIS Common Stock are entitled to one vote per share.

        The holders of OIS Common Stock are entitled to dividends when and if declared by the Board of Directors of OIS out of any funds legally available therefore. OIS has not declared or paid any dividends on Common Stock. The Company is restricted by its credit agreement from declaring or paying cash dividends (see Note H).

        During fiscal 1996, the Company issued an additional 22,500 shares of Series A Preferred Stock to Guardian. The Company is restricted from paying dividends on its Preferred Stock by its credit agreement. Certain of these restrictions lapsed on September 30, 1996 (see Note H). The Series A Preferred Stock had a dividend rate of 8% for the first five years.

        On October 29, 1996, the Company's Board of Directors created and authorized for issuance 100,000 shares of Series B Cumulative Preferred Stock, par value $.01, with an original issuance price of $1,000 per share. The Series B Preferred Stock bears a cumulative dividend rate of 8% for the first three years and a floating rate, subject to a 16.5% cap, thereafter. Each share of Series B Preferred Stock entitles the holder to 350 votes on all matters submitted to a vote of the Company's stockholders. The Series B Preferred Stock is non-convertible.

        On October 30, 1996, the Company exchanged the 35,000 shares of Series A Preferred Stock held by Guardian and all dividends in arrears for 38,137 shares of Series B Preferred Stock. Guardian and William Davidson contributed common stock of the Company and other property to GD Investments Corp. (GDIC), a Guardian affiliate. On October 31, 1996, the Company sold 21,000 shares of Series B Preferred Stock to GDIC at a price of $1,000 per share. OIS used the proceeds to retire its subordinated note payable (Bridge Loan) and all accrued interest to Guardian, which amounted to approximately $18.9 million.

        During fiscal 1997, the Company sold an additional 14,500 shares of Series B Preferred Stock to GDIC for a total of $14.5 million. OIS used the proceeds to fund ongoing operations. During fiscal 1998, the Company sold an additional 17,500 shares of Series B Preferred Stock to GDIC for a total of $17.5 million. OIS used the proceeds to fund ongoing operations.

        The Company's dividend policy on Series B Preferred Stock is to accrue only those dividends that are declared, or expected to be declared, in the current year by the Board of Directors. During fiscal 1997, the Company satisfied all dividends in arrears on the Series A Preferred Stock, totaling $3,128,219, by issuing an additional 3,137 shares of Series B Preferred Stock. Management has determined that the fiscal 1998 dividends on the Series B Preferred Stock will not be declared. Cumulative dividends in arrears on Series B Preferred Stock as of June 30, 1998 and 1997 total $9,857,460 and $3,562,445, respectively.

NOTE D - STOCK OPTION PLANS

        OIS has in effect two stock incentive plans, the 1994 Significant Employee Stock Incentive Plan (the 1994 Plan) and the Amended and Restated 1988 Stock Option and Incentive Plan (the 1988 Plan). The plans are administered by the Stock Option Committee of the Board of Directors of OIS (the Committee). These plans authorize the award of restricted stock or stock options covering 3,000,000 shares of OIS Common Stock to employees, consultants and such other persons as the Committee may determine. Currently, the Committee is making awards under the 1994 Plan only.

        The Company has elected to provide the pro forma disclosures, as permitted under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the 1994 Plan and the 1988 Plan within the accompanying Statements of Operations. The fair value of each option grant is estimated using various option pricing models. Had compensation expense for the Plan been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's pro forma net loss available to common stockholders and pro forma net loss per common share would not have significantly differed from the reported amounts.

        Awards of restricted stock are non-transferable and subject to forfeiture during the restriction period established by the Committee. There were no awards of restricted stock made during fiscal 1998 and the awards of restricted stock during fiscal 1997 and 1996 are summarized in the following table:



                          Number of           Per Share         Aggregate            Restriction
  Fiscal Year          Shares Granted           Price             Value               Lapse Date
-----------------   ------------------     ------------    ----------------    ---------------------
      1997                 254,300              $3.00            $762,900          October 13, 1999
      1996                 312,420              $4.50          $1,405,890          October 13, 1998

        There are currently 893,350 outstanding stock options that were granted under the 1994 Plan. These options become exercisable in accordance with the schedule established by the Stock Option Committee at the time of grant. These options expire ten years after the date of grant. The option price is set at market on date of grant.

        The stock options granted by the Company are non-transferable and are subject to forfeiture if not exercised within a time specified by the Committee (but not more than three months) after the termination of employment with, or provision of services to, the Company, unless the termination was a result of death, disability or retirement, in which case the option may be exercised until six months after the termination.

        On April 3, 1998, the Company's Board of Directors approved the repricing of 316,200 stock options with original exercise prices between $5.38 per share and $1.31 per share. These options were repriced such that the new exercise price equaled the closing price of the Company's Common Stock on April 2, 1998, which was $1.13 per share. No other terms of the original options were modified. In the accompanying summary of transactions, these options have been recorded as canceled options and newly granted options.

        A summary of the transactions during the three years ended June 30, 1998 with respect to OIS' stock option plans follows:




                                         1998                              1997                                1996
                             ------------------------------    -----------------------------    ----------------------------------


                                                 Average                          Average                             Average
                                                 Option                            Option                              Option
                                Shares            Price           Shares           Price            Shares             Price
                             -------------    -------------    -------------     -----------    ---------------    ---------------

Outstanding at the
 beginning  of fiscal year        349,200            $4.12          397,608           $3.77            341,104              $3.15
Granted                           893,850             1.34           94,000            2.81            174,950               4.58
Canceled                          339,700             3.92           19,330            2.47             37,800               4.93
Exercised                          10,000              .94          123,078            2.25             80,646               2.25
                                ---------            -----        ---------           -----          ---------              -----
Outstanding June 30,              893,350            $1.46          349,200           $4.12            397,608              $3.77
                                =========            =====        =========           =====          =========              =====

Exercisable June 30,              366,200            $1.40          110,000           $4.64            220,158              $3.05
                                =========            =====        =========           =====          =========              =====

Available for grant June 30,    1,572,480              N/A        2,126,630             N/A          2,430,990                N/A
                                =========            =====        =========           =====          =========              =====




NOTE E - RELATED PARTY TRANSACTIONS


        In April 1992, OIS and the Company's affiliate, Guardian entered into a Services Agreement, which was amended in July 1992. Under that agreement, Guardian provides certain administrative, accounting, technical, travel arrangement, management and tax services for $50,000 per year, and provides legal services at an hourly rate of $100. During fiscal years 1998, 1997 and 1996, OIS incurred expenses for these services of approximately $110,000 per year.

NOTE F - NET LOSS PER COMMON SHARE

        For the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires primary net loss per common share to be replaced with basic net loss per common share, which is computed by dividing reported net loss available to common stockholders by the weighted average common shares outstanding. No dilution for potentially dilutive securities is included. Fully diluted net loss per common share, now called diluted net loss per common share, is still required.

        Basic net loss per common share, which equals diluted loss per share, is based on the weighted average number of shares of OIS Common Stock outstanding during the year. The number of shares used in the computation for the years ended June 30, 1998, 1997 and 1996 were 97,458,415, 97,286,539 and 96,889,823, respectively. For fiscal 1998, 1997 and 1996, all Common Stock equivalents are antidilutive and therefore have not been considered in the calculation of diluted net loss per common share.

NOTE G - FEDERAL TAXES ON INCOME

        As a result of certain Capital Stock transactions (see Note C), the Company is eligible to be a member of Guardian's affiliated tax group ("Affiliated Group"). This allows the Company's tax losses, credits and/or income generated after October 31, 1996 to be included in the single consolidated Federal income tax return filed by the Affiliated Group. Guardian and the Company entered into a Tax Sharing Agreement dated November 1, 1996, pursuant to which the Company will receive or make tax sharing payments based on the amount by which the federal income tax liability of the Affiliated Group is reduced, or increased, by inclusion of the Company in the Affiliated Group. For the years ended June 30, 1998 and 1997, the Company received approximately $11 million and $5 million, respectively, under the Tax Sharing Agreement and recorded an estimated receivable from Guardian of $5,100,756 and $4,755,490, respectively in accordance with the Tax Sharing Agreement. In addition, as of June 30, 1998, the Company has recorded approximately $7.0 million of Deferred Income Taxes in accordance with the Tax Sharing Agreement.

        The differences between the United States Federal statutory income tax benefit and the income tax benefit as calculated under the provisions of SFAS No. 109 for the years ended June 30, are summarized as follows:




                                              1998                  1997                    1996
                                        -----------------     -----------------      --------------------

Federal statutory benefit                  $(21,119,000)         $     (13,393,490)  $ (8,204,000)
Benefit due to change in
 effective tax rate                            --                         (944,000)            --
Net increase in valuation
reserve due to losses
without tax                                    2,652,000                 4,570,000      8,195,000
benefitOther                                       8,000                    12,000          9,000
                                          ==============               ===========     ==========

Actual income tax benefit                   $(18,459,000)              $(9,755,490)    $      -0-
                                           ==============              ===========     ===========


The components of the income tax benefit for the years ended June 30, are summarized as follows:

                                              1998                  1997                  1996
                                        -----------------     -----------------      ----------------
Federal
    Currently refundable                   $(11,459,000)         $(12,743,490)          $(9,860,000)
    Deferred                                 (9,652,000)           (1,582,000)             1,665,000
     Net increase in valuation
     reserve                                   2,652,000             4,570,000             8,195,000
                                           =============         =============          ============

Actual income tax benefit                  $(18,459,000)          $(9,755,490)          $        -0-
                                           =============         =============          ============



           Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes under the Tax Sharing Agreement with Guardian. The components of net deferred income taxes are summarized as follows:




                                                     June 30, 1998         June 30, 1997
                                                    -----------------    -------------------
       Deferred income tax liability:
         Depreciation and  amortization                   $ --                   $1,041,000
                                                    -----------------    -------------------

                                                           --                     1,041,000
                                                    -----------------    -------------------

       Deferred income tax assets:
        Net operating loss carry forwards               (35,769,000)           (35,769,000)
        Property and equipment                           (7,800,000)             --
        Other                                            (2,741,000)            (1,930,000)
                                                    -----------------    -------------------
                                                        (46,310,000)           (37,699,000)
       Valuation allowance                                39,310,000             36,658,000
                                                    -----------------    -------------------

                                                         (7,000,000)            (1,041,000)
                                                    -----------------    -------------------

       Net deferred income taxes                       $(7,000,000)               $     -0-
                                                    =================    ===================




        Tax loss carryforwards and other tax attributes are subject to limitations provided by Internal Revenue Code Sec. 382, which may substantially reduce the amounts available for utilization as a result of changes in control. There was a change of ownership on December 12, 1990 for purposes of Internal Revenue Code Sec. 382.

        The Company has recorded a valuation allowance against certain deferred income tax assets. The valuation allowance has been recorded based on management's estimate that it is unlikely that the Company will be able to utilize certain benefits when they become available under its Tax Sharing Agreement with Guardian and that the Company will not be able to utilize the Net Operating Loss Carryforwards created prior to the Tax Sharing Agreement.

        At June 30, 1998, remaining net operating loss and tax credit carryforwards expire as follows:


                                           Net Operating                  Other
                                               Loss                     Tax Credit
                                          Carryforwards                Carryforwards
                                        -------------------         ------------------
                      2000                              --               $351,500
                      2001                      $3,255,000                 90,200
                      2002                       3,242,000                     --
                      2003                       7,391,000                     --
                      2004                       3,352,000                     --
                      2005                         633,000                     --
                      2006                       6,009,000                     --
                      2007                       6,476,000                     --
                      2008                       5,213,000                  1,000
                      2009                       5,886,000                  2,030
                      2010                      15,434,000                     --
                      2011                      23,723,000                  7,700
                      2012                      11,059,000                     --
                                               ------------              ---------
                                               $91,673,000               $452,430
                                               ============              =========

NOTE H- FINANCING TRANSACTIONS

        The Company has a credit agreement (the Agreement), which has been amended, with NBD Bank N.A. and Bank of America NT&SA. Under the terms of the Agreement the Company received $26.25 million in term loans and $26.25 million in revolving credit facilities, which has subsequently been reduced. Borrowings under the term loans and revolving credit facilities bear interest, payable quarterly, at LIBOR plus .875%, or at elected fixed rates with interest periods ranging from 30 days to 180 days. The term loans are payable in quarterly principal installments of $2,750,000 on September 30, 1998 through December 31, 1998, $3,375,000 on March 31, 1999 through June 30, 1999, and $3,875,000 on
September 30, 1999 with the remaining balance of $25,875,000 due and payable on December 31, 1999. The Company pays a commitment fee of .375% of the unused portion of the credit facility. In consideration of certain waivers granted during fiscal 1998, the Company granted the banks a first priority lien and security interest in all tangible and intangible assets of the Company, including intellectual property, to secure repayment of the Agreement. The Agreement contains certain financial and other covenants and a clause allowing the banks to accelerate the maturity of amounts outstanding based on a material adverse change in the Company's business. The most restrictive of the covenants limit the Company's ability to make capital expenditures in excess of certain amounts, incur additional debt (as defined) and pay cash dividends (as defined). Furthermore, OIS must maintain a level of minimum tangible capital funds and leverage ratio as defined in the Agreement. The Company is not currently in compliance with certain of the covenants. The banks have not declared an event of default or demanded repayment of amounts outstanding. The Company has received waivers for certain of these covenant violations. It is probable that the Company will be unable to meet the ongoing covenants in the Agreement during fiscal 1999. Although management anticipates that waivers would be granted if the Company requested and that the banks will not exercise their right to demand repayment based on changes in the business (see Note A), the entire balance outstanding under the Agreement has been classified as current and included in current portion of long term debt in the accompanying balance sheet as of June 30, 1998.

        The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. At June 30, 1998, the Company had an outstanding interest rate swap agreement with a commercial bank, having a total notional principal amount of $15 million. This agreement effectively changes the Company's interest rate exposure on its floating rate notes due in 1999 to a fixed LIBOR rate of 5.933%. The interest rate swap agreement matures at the time the related notes mature. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties. The fair value of the Company's long-term debt is estimated based on market rates of interest for the same or similar issues and current rates offered to the Company for debt of the same remaining maturities. Due to the uncertainty regarding the Company's future (see Note A), the Company is unable to estimate the fair value of its long-term debt.

        During fiscal 1997, the Company signed a $20 million Promissory Note (the Note) with GDIC. The Note bears interest at a rate of 6% per annum. The
Note is subordinated to all amounts outstanding under the agreement described above. At June 30, 1998, $12 million was outstanding under the Note. The principal balance of the Note and all accrued and unpaid interest is due upon demand of the holder.

NOTE I- EMPLOYEE BENEFIT PLAN

        The Company has a 401(k) plan for substantially all employees. Employer contributions are 50% of the employee's contribution, up to a maximum of 5% of the employee's wages. Employer contributions to this plan were approximately $217,000, $198,000 and $176,000 for the years ended June 30, 1998, 1997 and
1996, respectively.

NOTE J - GOVERNMENT EQUIPMENT LEASE

        During fiscal 1994, the Company negotiated an agreement under the DARPA, AMLCD Manufacturing Technology Program. Under the terms of the agreement, the Company received $48 million (the proceeds) over two years. The Company used the proceeds to purchase equipment for installation in the Northville manufacturing facility. The equipment purchased remains the property of the United States Government and is not reflected in the accompanying Balance Sheets. The Company was entitled to use this equipment without charge until August 1998 at which time OIS had the option to purchase the equipment at its fair market value. Although OIS did not exercise its purchase option, the government allowed OIS to continue to use the equipment while an extension agreement was being negotiated. The government-owned equipment remains at the Northville facility although OIS has ceased its manufacturing operations.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10:  DIRECTORS AND NAMED EXECUTIVE OFFICERS OF OIS

        The Directors and Executive Officers of OIS are as follows:



                                                                       Position Held
Name                                                      Age          with OIS
----                                                      ---          -------------
Rex Tapp                                                  48           President, Chief Executive Officer & Director
Charles C. Wilson                                         46           Executive Vice President, Chief Financial
                                                                         Officer, Secretary & Director
Ralph J. Gerson                                           48           Chairman & Director
Jeffrey A. Knight                                         47           Director
C.K. Prahalad                                             57           Director
Robert M. Teeter                                          59           Director
Mark S. Wrighton                                          49           Director
Peter Joel C. Young                                       38           Director
Scott V. Thomsen                                          34           Vice President Engineering and Fab Operations


         Rex Tapp was first elected to the Board of Directors in November 1991 and is a Guardian designee. Mr. Tapp has been the President of OIS since December 1991 and until July 1, 1995 was also the Director of Technical Development for Guardian Industries Corp.

         Charles C. Wilson was first elected to the Board of Directors in November 1991 and is a Guardian designee. Mr. Wilson has been OIS's Executive Vice President and Chief Financial Officer since November 1991. From July 1987 until joining OIS, Mr. Wilson was the Vice President and Treasurer of Guardian Photo, Inc.

         Ralph J. Gerson was first elected to the Board of Directors in November 1992, is the Chairman of the Board and is a Guardian designee. Mr. Gerson has been Guardian's Executive Vice President and a member of the Guardian Board of Directors since 1988.

         Jeffrey A. Knight was first elected to the Board of Directors in November 1991 and is a Guardian designee. Since 1989, Mr. Knight has been Group Vice President-Finance and Chief Financial Officer of Guardian.

         C.K. Prahalad was first elected to the Board of Directors in February 1995. Dr. Prahalad is a Harvey C. Fruehauf Professor of Business Administration at The University of Michigan.

         Robert Teeter was first elected to the Board of Directors in February 1995. Mr. Teeter is President of Coldwater Corporation of Ann Arbor, Michigan.

         Mark S. Wrighton was first elected to the Board of Directors in February 1995. Dr. Wrighton is the Chancellor of Washington University in St. Louis, Missouri. From October 1990 to June 1995, Dr. Wrighton was Provost and Ciba-Geigy Professor of Chemistry at The Massachusetts Institute of Technology in Cambridge, Massachusetts.

         Peter Joel C. Young was first elected to the Board of Directors in November 1991. Mr. Young is currently Chief Executive Officer of Harry London Candies Inc. of North Canton, Ohio. From March 1991 through August 1993, Mr. Young was the Director of International Business Development of Guardian.

         Scott V. Thomsen joined OIS in September 1994 as Director of Technical Development. In July 1995 he assumed the position of Director of Product Engineering and in June 1997 was appointed Vice President Engineering and Fab Operations. From December 1989 until joining OIS, Mr. Thomsen was employed by the Satellite Systems Operations Division of Honeywell, Inc. as a technical director and computer systems design engineer on the space shuttle cockpit and trainer programs.

COMPENSATION OF DIRECTORS

         OIS has established an annual director compensation program that consists of $15,000 basic compensation, an additional $1,000 for each board meeting attended by the director, an additional $500 for each committee meeting attended by the director and the grant of options to purchase 5,000 shares of OIS Common Stock within five years from the date of grant at the market price of the Company's Common Stock on the date of grant. All Guardian designees have waived all director compensation.

MEETINGS AND COMMITTEES

         During the fiscal year ended June 30, 1998, there were four meetings and one special meeting held by the Board of Directors. All directors participated in 75% or more of the meetings of the Board of Directors and committees on which they served.

         The Audit Committee of the Board of Directors (the "Audit Committee") currently consists of Mark S. Wrighton, Peter J.C. Young, both independent directors, and Charles C. Wilson (ex officio). The principal duties of the Audit Committee are to (a) recommend selection of OIS's independent public accountants, (b) review with the independent public accountants the results of their audits, (c) review with the independent public accountants and management OIS's financial reporting and operating controls and the scope of audits and (d) make recommendations concerning OIS's financial reporting, accounting practices and policies and financial, accounting and operating controls and safeguards.

         The Compensation Committee of the Board of Directors (the "Compensation Committee") met once during the fiscal year ended June 30, 1998, and currently consists of Mark S. Wrighton and Ralph J. Gerson. The principal duties of the Compensation Committee are to make recommendations concerning, and to review, the compensation packages of OIS's executive officers and key personnel.

         During fiscal 1998, the Board of Directors of the Company established an Advisory Committee, consisting of Mark S. Wrighton (as Chairman of the Advisory Committee), C.K. Prahalad and Peter J.C. Young, to oversee and review all proposed transactions with (i) current and proposed sources of financing for the Company, including the Company's banking relationships and (ii) prospective financing sources or potential investors or purchasers of the Company. Each member of the Advisory Committee was granted options to purchase 5,000 shares of the Company's Common Stock within five years of the date of grant at the market price of such Common Stock on the date of grant, except for the Chairman of the Advisory Committee who was granted options to purchase 10,000 shares of the Company's Common Stock on the same terms.

         The Stock Option Plan Committee of the Board of Directors currently consists of Ralph J. Gerson, Jeffrey A. Knight and Peter Joel C. Young, who met once during the fiscal year ended June 30, 1998, and took action by unanimous consent. The principal duties of the Stock Option Plan Committee are to make, administer, and interpret all rules and regulations that it deems necessary to administer OIS stock option plans and to recommend and make awards of stock options and restricted stock under the plans. Members of the Stock Option Plan Committee are not eligible for awards under the plans.

        SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of change of ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to it, the Company believes that, during the preceding year, the executive officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock then subject to Section 16(a) complied with all Section 16(a) filing requirements.

ITEM 11:  EXECUTIVE COMPENSATION

         The following table shows compensation paid, with respect to the three most recent fiscal years, to the Chief Executive Officer and two other executive officers of OIS serving at the end of fiscal 1998 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation                            Long-Term Compensation
                                    -------------------                            ----------------------
                                                                                     Awards             Payouts
                                                                 Other               ------             -------        All
                                                                Annual      Restricted                                Other
Name and                                                        Compen-       Stock        Options       LTIP        Compen-
Principal                               Salary       Bonus      sation       Awards(1)       SARs       Payouts      sation
Position                      Year       ($)          ($)         ($)          ($)           (#)         ($)          ($)
--------------                ----    --------     -------    ---------    ----------     ---------    --------   -----------

Rex Tapp, CEO &               1998     $190,050       ---         (2)      ---              135,000                $23,000(6)
President                     1997     $190,050       ---         (2)      ---               20,000                $23,000(6)
                              1996     $181,000       ---         (2)      $225,000(3)       50,000                $23,000(6)

Charles C. Wilson,            1998     $150,000       ---         ---      ---               40,000                $12,685(6)
Executive Vice                1997     $150,500       ---         ---      $ 70,313(4)       12,500                $12,685(6)
President & CFO               1996     $144,500       ---         ---      $184,500          35,000                $12,685(6)

Scott V. Thomsen,             1998     $150,000       ---         ---      ---               90,000                $12,800(6)
Vice President                1997     $136,154       ---         ---      $ 70,313(5)       12,500                $ 6,500(6)
Engineering and               1996     $109,692       ---         ---      $202,500          20,000                $ 6,500(6)
Fab Operations


Footnotes to the table of compensation of Named Executive Officers:

(1)      Represents the market value of restricted stock on the date of grant.

(2) The aggregate amount of other compensation is less than 10% of the total of salary and bonus.

(3) As of June 30, 1998, Mr. Tapp held 53,100 restricted shares with a market value of $49,807.

(4) As of June 30, 1998, Mr. Wilson held 62,800 restricted shares with a market value of $58,906. Of these 62,800 restricted shares, Mr. Wilson will forfeit 25,000 shares granted on February 18, 1997, if he does not remain an employee through October 13, 1999.

(5) As of June 30, 1998, Mr. Thomsen held 60,000 restricted shares with a market value of $60,970. Of these 65,000 shares, Mr. Thomsen will forfeit the 25,000 shares granted on February 18, 1997, if he does not remain an employee through October 13, 1999.

(6) Amount is for the cost of premiums for split-dollar life insurance provided by OIS.

         The following tables show grants, exercises and fiscal year-end values of stock options for the Named Executive Officers.



                     OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                                                                                       Potential Realizable
                                                                                                       Value At Assumed Annual
                                                                                                       Rates of Stock Option
                                                                                                       Appreciation for Option
                                         Individual Grants                                             Term
-----------------------------------------------------------------------------------------------------  -------------------------

                          Number of          % of Total
                          Securities         Options/SARs
                          Underlying         Granted to            Exercise
                          Options/SARs       Employees              or Base          Expiration
       Name               Granted (#)        In Fiscal Year     Price($/SH)(1)          Date            5% ($)       10% ($)
       ----               -----------        --------------     --------------          ----            ------       -------

Rex Tapp,                   50,000                5.9              1.50            04/27/2008          47,167       119,531
President & CEO             20,000(2)             2.4              1.13            02/17/2007          12,154        29,904
                            50,000(2)             5.9              1.13            01/15/2006          25,920        61,865
                            15,000(2)             1.8              1.13            03/08/2005           6,797        15,878

Charles C. Wilson,          40,000                4.7              1.50            04/27/2008          37,734        95,625
Executive Vice              12,500(2)             1.5              1.13            02/17/2007           7,596        18,690
President & CFO             35,000(2)             4.1              1.13            01/15/2006          18,144        43,306
                            12,000(2)             1.4              1.13            03/08/2005           5,437        12,702

Scott V. Thomsen,           90,000               10.7              1.50            04/27/2008          84,901       215,155
Vice President              12,500(2)             1.5              1.13            02/17/2007           7,596        18,690
Engineering and Fab         20,000(2)             2.4              1.13            01/15/2006          10,368        24,146
Operations


Footnotes to table of option grants for last fiscal year:

(1) Represents the market price of the shares on the date of grant or the date of repricing, as applicable.

(2) Represents outstanding options that were repriced as of April 3, 1998.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES








                                                                                      Number of
                                                                                      Securities              Value of
                                                                                      Underlying              Unexercised
                                                                                      Unexercised             In-the-Money
                                                                                      Options/SARs            Options/SARs at
                                                                                      at FY-End (#)           FY-End ($)
                                        Shares
                                        Acquired on                                   Exercisable/            Exercisable/
               Name                     Exercise (#)           Value Realized ($)     Unexercisable           Unexercisable
-----------------------------------     ------------           ------------------     --------------          ---------------
Rex Tapp, President & CEO                        -0-                    -0-           40,000/95,000                   -0-

Charles C. Wilson,  Executive  Vice              -0-                    -0-           29,500/70,000                   -0-
President, CFO

Scott V. Thomsen,                                -0-                    -0-           10,000/112,500                  -0-
Vice President Engineering
 and Fab Operations






                         TEN-YEAR OPTION/SAR REPRICINGS


                                           Number of          Market Price
                                           Securities         of Stock At      Exercise Price                  Length of Original
                                           Underlying         time of          At time of                      Option Term
                                           Options/SARs       Repricing or     Repricing or       New          Remaining at
                                           Repriced or        Amendment        Amendment          Exercise     Date of Repricing
Name                          Date         Amended (#)        ($)              ($)                Price ($)    or Amendment
----                          ----         -----------        ------------     --------------     ---------    -------------------
Rex Tapp,                     4/3/1998     15,000             1.125            5.375              1.125        approx.  83 months
President & CEO                            50,000             1.125            4.625              1.125        approx.  93 months
                                           20,000             1.125            2.813              1.125        approx. 106 months

Charles C. Wilson,            4/3/1998     12,000             1.125            5.375              1.125        approx.  83 months
Executive Vice                             35,000             1.125            4.625              1.125        approx.  93 months
President & CFO                            12,500             1.125            2.813              1.125        approx. 106 months

Scott V. Thomsen,             4/3/1998     20,000             1.125            4.625              1.125        approx.  93 months
Vice President                             12,500             1.125            2.813              1.125        approx. 106 months
Engineering and Fab
Operations

         The Company entered into an employment agreement with Mr. Scott Thomsen, Vice President - Engineering and Fab Operations, on August 26, 1998, whereby the Company agreed to continue Mr. Thomsen's employment at his current compensation level (base salary and benefits) during the 12 month period following any shutdown of the manufacturing operations of the Company and to pay Mr. Thomsen a bonus of $50,000 six months after the commencement of such period. Upon the expiration of the agreement and the termination of his employment, Mr. Thomsen is entitled to a severance payment of $50,000, as well as the forgiveness of a $50,000 relocation loan from the Company. The agreement also provides that if Mr. Thomsen's employment with the Company (or any successor to the Company's business) is terminated within 18 months following a change of control of the Company, Mr. Thomsen is entitled to a $150,000 severance payment and forgiveness of the $50,000 relocation loan.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

POLICIES APPLICABLE TO COMPENSATION OF EXECUTIVE OFFICERS

         The compensation of executive officers other than the President and Chief Executive Officer, Rex Tapp, is determined by Mr. Tapp in consultation with the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). The Compensation Committee is comprised of non-management directors, Ralph J. Gerson and Mark S. Wrighton. Before the end of each fiscal year and again before bonuses are determined, Mr. Tapp meets with the Compensation Committee and discusses the overall compensation situation of the Company, the range of increases he proposes to implement and any special circumstances present. Mr. Tapp makes compensation determinations for executive officers on a subjective basis, taking into account the financial performance (i.e., the ongoing losses) of OIS, the performance reviews and individual compensation history of each individual executive officer, the range of comparable salaries from other companies in OIS's industry and geographic region as well as other factors that he considers relevant. The information on comparable salaries is drawn from general published survey information. OIS's compensation of executive officers is, on average, in the median range of surveyed companies. No one factor is accorded more weight than any other. Although OIS's performance is taken into consideration, there is no formal or formulaic relationship between OIS's performance and executive compensation and no performance targets have been set. OIS feels that this relatively informal method of determining executive compensation is appropriate given the current stage of development of OIS's business.

         Salary adjustments for executive officers are made effective as of July 1 of each year and bonuses are awarded each December. Bonuses for executive officers consist solely of awards of stock options and restricted stock. Restricted stock is required to be forfeited if the officer's employment terminates within a specified period after the award. The number of stock options and shares of restricted stock awarded to each executive officer is determined as part of the overall compensation process described above. Awards of stock options and restricted stock made in prior years are not taken into account when determining grants to be made in the current year. Mr. Tapp determined the levels of salary increases and bonuses on a subjective basis taking into account all of the factors discussed above. Awards of restricted stock and stock options are made by the Stock Option Committee of the Board after its receipt of recommendations from Mr. Tapp.

         The salary adjustments and bonuses were lower than they would have been had OIS not incurred significant losses. No executive officer receives annual compensation that approaches $1.0 million, and OIS does not anticipate compensation approaching $1.0 million in the foreseeable future. Accordingly, the Compensation Committee has not considered the effect of Section 162(m) of the Internal Revenue Code which makes certain non-performance based compensation to executives of public companies in excess of $1.0 million non-deductible.

CEO COMPENSATION

         Mr. Tapp's compensation is determined by the Compensation Committee. The Compensation Committee has determined to apply OIS's informal method of compensation determination to Mr. Tapp. The Chairman of the Board, Ralph J. Gerson, makes compensation recommendations to the Compensation Committee before the July salary adjustment and the December bonus determination.

         Mr. Gerson makes his recommendations on a subjective basis taking into account the financial performance (i.e., the ongoing losses) of OIS, his subjective view of Mr. Tapp's job performance, Mr. Tapp's compensation history, OIS's financial performance and other factors that he considers relevant. In addition, the Compensation Committee has undertaken to review periodically information concerning the compensation of chief executive officers at similar companies.

         The Compensation Committee does not accord any one factor more weight than any other. Although OIS's performance is taken into account, and Mr. Tapp's compensation is lower than it would be if OIS had not incurred significant losses, the Compensation Committee does not apply any formal or formulaic relationship between OIS's performance and Mr. Tapp's compensation and no formal targets have been set. The Compensation Committee believes that this relatively informal method of determining the compensation of the chief executive officer is appropriate given the current stage of OIS's business.

OPTION REPRICING

         On April 3, 1998, the Board of Directors approved the repricing of all stock options outstanding as of such date and the Company thereby amended the exercise price of such options to $1.125, the closing price of the Company's Common Stock as of April 2, 1998. The repricing was unanimously approved by the disinterested directors. No other terms or conditions of the stock options, including the exercise schedule or expiration date, were affected.

         The stock options were repriced to realign the value of the previously granted options, upon exercisability, with the market value of the Company's Common Stock at the time of repricing. The expectation at the time was that the opportunity to earn compensation based on potential appreciation of the Company's Common Stock from the repriced level would motivate employees to achieve greater results over the long term, encourage key employees to remain with the Company and compensate employees for work and economic sacrifices made.

COMPENSATION COMMITTEE

Ralph  J. Gerson
Mark  S. Wrighton

         The following graph compares the five-year cumulative total return to the stockholders of OIS to Standard and Poor's Midcap 400 Index and Standard and Poor's Electronics (Semiconductor) Index.

                                  [LINE GRAPH]
                         TOTAL RETURN TO STOCKHOLDER'S
                         (DIVIDENDS REINVESTED MONTHLY)




                                                    ANNUAL RETURN PERCENTAGE
                                                          YEARS ENDING

COMPANY/INDEX                                                          JUN94         JUN95         JUN96        JUN97      JUN98
---------------------------------------------------------------------------------------------------------------------------------
OIS OPTICAL IMAGING SYSTEMS                                           183.94         -6.82        -40.25       -20.41     -61.51
S&P MIDCAP 400 INDEX                                                   -0.06         22.34         21.58        23.33      27.15
ELECTRONICS (SEMICNDCTR)-500                                            5.83         88.70        -21.18        87.08       1.20
                                                        INDEXED RETURNS

                                                           Base  (Years Ending)
                                                         Period

Company/Index                                             Jun93        Jun94         Jun95         Jun96        Jun97      Jun98
---------------------------------------------------------------------------------------------------------------------------------
OIS OPTICAL IMAGING SYSTEMS                                 100       283.94        264.58        158.08       125.81      48.43
S&P MIDCAP 400 INDEX                                        100        99.94        122.27        148.66       183.34     233.13
ELECTRONICS (SEMICNDCTR)-500                                100       105.83        199.70        157.40       294.48     298.01


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table shows, as of December 8, 1998, the beneficial ownership of shares of OIS Common Stock and Series B Preferred by each person
(i) known to OIS to be the beneficial owner of more than five percent (5%) of each such class of stock (ii) each director, (iii) each Named Executive Officer and (iv) executive officers and directors as a group. All shares are owned directly except as otherwise indicated.


                                                     Common Stock                           Series B Preferred
                                       -----------------------------------------     ----------------------------------

                                       Amount and                                    Amount and              Percent
                                       Nature of                     Percent of      Nature of               of
Name and Address of Owner              Beneficial Ownership(1)       Class(2)        Beneficial Owner        Class
-------------------------              -----------------------       ----------     -----------------        -------
GD Investments Corp.                   77,562,451                    79.6%           91,137                  100%
2300 Harmon Road
Auburn Hills, MI  48326

William Davidson                       78,562,451(3)                 80.6%           91,137(4)               100%
2300 Harmon Road
Auburn Hills, MI  48326

Ralph J. Gerson                            20,108(5)                                   --                      --
                                                                     (14)
Jeffrey A. Knight                         310,000(6)                                   --                      --
                                                                     (14)
C.K. Prahalad                              20,000(7)                                   --                      --
                                                                     (14)
Rex Tapp                                  146,400(8)                                   --                      --
                                                                     (14)
Robert M. Teeter                           25,000(9)                                   --                      --
                                                                     (14)
Scott V. Thomsen                           91,250(10)                                  --                      --
                                                                     (14)
Charles C. Wilson                         120,650(11)                                  --                      --
                                                                     (14)
Mark S. Wrighton                           26,000(12)                                  --                      --
                                                                     (14)
Peter Joel C. Young                         46,00(13)                                  --                      --
                                                                     (14)

All executive officers and
directors                                 805,408                                      --                      --
as a group                                                           (14)
(9 persons)


(1) Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days, whether through the exercise of options or warrants or through the conversion of another security.

(2) Under the rules of the Securities and Exchange Commission, shares of OIS Common Stock issuable upon exercise of options which are deemed to be beneficially owned by the holder thereof (See Note (1) above) are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person (but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person). The calculation of percent of class is computed in accordance with the rules of the Securities and Exchange Commission on the basis of the number of shares actually outstanding on September 16, 1998, plus the number of shares subject to options that could be exercised within 60 days.

(3) Of these shares, William Davidson owns 1,000,000 shares directly and is deemed to beneficially own all of the shares owned directly by GD Investments Corp.

(4) Of these shares, William Davidson is deemed to beneficially own all shares owned directly by GD Investments Corp.

(5)     Of these shares, 4,608 are owned by Mr. Gerson's children.

(6) Of these shares, 307,000 shares are owned indirectly by Jeffrey A. Knight as a general partner of a limited partnership which has a 0.5% interest in OIS. Mr. Knight disclaims beneficial ownership of such shares held by the partnership.

(7)     These 20,000 shares represent shares underlying exercisable options.

(8)     Of these shares, 75,000 represent shares underlying exercisable options.

(9)     Of these shares 15,000 represent shares underlying exercisable options.

(10)    Of these shares 26,250 represent shares underlying exercisable options.

(11)    Of these shares, 53,250 represent shares underlying exercisable options.

(12)    Of these shares, 25,000 represent shares underlying exercisable options.

(13)    Of these shares, 5,000 represent shares underlying exercisable options.

(14)    Less than 1%.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EXCHANGE AND PURCHASE OF SERIES B PREFERRED STOCK

        During fiscal 1998, GDIC purchased 17,500 shares of Series B Preferred from OIS for $1,000 per share. As of September 30, 1998, GDIC owned 91,137 shares of Series B Preferred. These investments were approved by the independent members of OIS's board of directors and are accounted for as equity by OIS.

TAX CONSOLIDATION AND TAX SHARING AGREEMENT

        On October 31, 1996, OIS became eligible, and has elected, to become a member of the Affiliated Group under Section 1504(a) of the Internal Revenue Code of 1986, as amended. As a member of the Affiliated Group, OIS's tax attributes generated after October 31, 1996, will be included in the single consolidated federal income tax return filed by the Affiliated Group. Net operating losses of OIS generated prior to October 31, 1996, will only be eligible to offset future taxable income of OIS and cannot be used to offset the income of other companies included in the Affiliated Group.

        In order to provide funding for future operations of OIS, OIS has entered into a Tax Sharing Agreement with Guardian effective November 1, 1996. Under the terms of the Tax Sharing Agreement, Guardian will compensate OIS for the value of OIS's losses and credits which are utilized by the Affiliated Group by making payments to OIS in an amount equal to the difference between (i) the liability reflected on the Affiliated Group's consolidated federal income tax return with the inclusion of OIS and (ii) the liability without the inclusion of OIS. The foregoing description of the terms of the Tax Sharing Agreement is qualified in its entirety by reference to the express terms of the Tax Sharing Agreement, a copy of which Agreement was attached as Exhibit 99 to the Form 8-K filed by OIS on November 5, 1996, which is incorporated herein by reference. As of June 30, 1998, the Company had received $16,013,734 and recorded an estimated receivable from Guardian of $5,100,756 and related Deferred Income Taxes of $7,000,000 in accordance with the Tax Sharing Agreement.

LOANS BY GUARDIAN AND GDIC

        Approximately $18,900,000 of the proceeds from the sale of Series B Preferred Stock to GDIC on October 31, 1996, were used by OIS to repay loans previously made by Guardian to OIS. OIS no longer has any outstanding loans from Guardian. As of September 30, 1998, GDIC has loaned OIS $12,000,000. These loans bear interest at an annual rate of 6%, and all interest and principal is due and payable on written demand of GDIC.

SERVICES AGREEMENT

        Pursuant to a Services Agreement, Guardian provides certain administrative, accounting, technical, travel arrangement, management and tax services to OIS for $50,000 per year and provides legal services to OIS through its corporate legal department at an hourly rate of $100.

                    Report of Independent Public Accountants

We have audited in accordance with generally accepted auditing standards, the financial statements of OIS Optical Imaging Systems, Inc. included in this filing on Form 10-K and have issued our report thereon dated November 23, 1998. Our report was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Our report on the financial statements includes an explanatory paragraph with respect to the Company's ability to continue as a going concern as discussed in Note A to the financial statements. The schedule listed in the index below is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
-----------------------------
Arthur Andersen LLP


November 23, 1998
Detroit, Michigan.

                       OIS OPTICAL IMAGING SYSTEMS, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          JUNE 30, 1998, 1997 AND 1996



                               COLUMN B           COLUMN C            COLUMN D                            COLUMN E

                              BALANCE AT         ADDITIONS            ADDITIONS                           BALANCE
                              BEGINNING          CHARGED TO           CHARGED TO                          AT END
DESCRIPTION                   OF PERIOD          COSTS AND EXPENSES   OTHER ACCOUNTS       DEDUCTIONS     OF PERIOD
-----------                   ----------         ------------------   --------------       ----------     ---------

YEAR ENDED JUNE 30, 1998:
   ALLOWANCE FOR
   DOUBTFUL ACCOUNTS          $60,000                                                                      $ 60,000



YEAR ENDED JUNE 30, 1997:
    ALLOWANCE FOR             $60,000                                                                      $ 60,000
    DOUBTFUL ACCOUNTS


YEAR ENDED JUNE 30, 1996:
     ALLOWANCE FOR            $60,000                                                                      $ 60,000
     DOUBTFUL ACCOUNTS

                                                                                                           $115,081
YEAR ENDED JUNE 30, 1998:     $   -0-              $115,081
     INVENTORY RESERVE


                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K



(a)     1.    Financial Statements:

        The following financial statements are included in Part II, Item 8:

        Report of Independent Public Accountants

        Balance Sheets - June 30, 1998 and 1997

        Statements of Operations - years ended June 30, 1998, 1997 and 1996

        Statements of Stockholders' Equity - years ended June 30, 1998, 1997 and 1996

        Statements of Cash Flows - years ended June 30, 1998, 1997 and 1996

        Notes to Financial Statements

        2.   List of Financial Statement Schedules

        The following financial statement schedules of the Company are included in this Report:

        Report of Independent Public Accountants on financial statement schedule.

        Schedule II - Valuation and Qualifying Accounts - June 30, 1998, 1997 and 1996

Schedules, other than those referred to above, are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

        3.   List of Exhibits

        EXHIBIT
        NUMBER   DESCRIPTION
        -------  -----------
        2        Plan of Liquidation and Dissolution of OIS Optical Imaging
                 Systems, Inc.

        3(i) Restated Certificate of Incorporation as currently in effect. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.)

        3(ii) Bylaws as currently in effect. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference).

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

        10.4 OIS 1984 Amended and Restated Stock Option Plan. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

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

        10.9 Loan Agreement and Master Demand Note between OIS and NBD Bank, N.A. dated March 19, 1993. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.)

        10.10 Credit Agreement between OIS, Bank of America National Trust and Savings Associations and NBD Bank, N.A., as Banks, NBD Bank, N.A., as Administrative Agent, and BA Securities, Inc., as Arranger, dated December 14, 1993. (Filed as Exhibit to OIS's Quarterly Report on Form 10-Q for the period ended March 31, 1994, and incorporated herein by reference).

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

        10.13 Agreement between OIS and The Advanced Research Projects Agency dated August 26, 1993. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference).

        10.14 Consultant Agreement between OIS and Peter Joel C. Young dated as of September 1, 1995. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.)

        10.15 Tax Sharing Agreement dated November 1, 1996 between OIS and Guardian. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and incorporated herein by reference).

        10.16 Promissory Note dated June 19, 1997 given by OIS in favor of GDIC. (Filed as Exhibit to OIS's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and incorporated herein by reference).

        23       Consent of Arthur Andersen LLP dated December 8, 1998.

        27       Financial Data Schedule  (EDGAR version only).

        99 Standstill Agreement between the Company and the U.S. Department of Commerce effective as of October 14, 1998.

(b)     Reports on Form 8-K

        None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OIS OPTICAL IMAGING SYSTEMS, INC.



                                        By: \s\ Rex Tapp
                                            -----------------------------------
                                            Rex Tapp, President and Chief
                                              Executive Officer

Dated:  December 8, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


\s\ Rex Tapp            President, Chief Executive           December 8, 1998
-----------------------
Rex Tapp                Officer & Director


\s\ Charles C. Wilson   Executive Vice President,            December 8, 1998
-----------------------
Charles C. Wilson       Chief Financial Officer &
                        Director
                        (Principal Financial &
                        Accounting Officer)


\s\ Ralph J. Gerson     Chairman of the Board & Director     December 8, 1998
-----------------------
Ralph J. Gerson


\s\ Jeffrey A. Knight   Director                             December 8, 1998
-----------------------
Jeffrey A. Knight


\s\ C. K. Prahalad      Director                             December 8, 1998
-----------------------
C. K. Prahalad


\s\ Robert M. Teeter    Director                             December 8, 1998
-----------------------
Robert M. Teeter


\s\ Mark S. Wrighton    Director                             December 8, 1998
-----------------------
Mark S. Wrighton


\s\ Peter Joel C. Young Director                             December 8, 1998
-----------------------
Peter Joel C. Young

                               INDEX TO EXHIBITS



EXHIBIT NO.                DESCRIPTION
-----------                -----------

    2               Plan of Liquidation and Dissolution of OIS Optical
                    Imaging Systems, Inc.

   23               Consent of Arthur Andersen LLP dated December 8, 1998.

   27               Financial Data Schedule  (EDGAR version only).

   99               Standstill Agreement between the Company and the U.S.
                    Department of Commerce effective as of October 14, 1998.