Form 10-Q
period 1998-09-30
OIS OPTICAL IMAGING SYSTEMS INC
filed 1998-12-17
CIK 753601

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

      (Mark One)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    September 30, 1998
                                    -------------------------------

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from        to
                                     ------    -------

                         Commission File Number 0-16343

                        OIS OPTICAL IMAGING SYSTEMS, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                             38-2544320
    ----------------------------------------------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

     47050 Five Mile Road Northville, Michigan                     48167
  -----------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (734) 454-5560
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

                        Yes X    No
                           ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 16, 1998:

  Common Stock, $0.01 par value                             97,468,429
---------------------------------                  -----------------------------
           Class                                         Number of Shares

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Financial Statements


                        OIS OPTICAL IMAGING SYSTEMS, INC.
                        ---------------------------------

                             STATEMENT OF CHANGES IN
                             -----------------------
                         NET ASSETS (LIQUIDATION BASIS)
                         ------------------------------
             FOR THE PERIOD FROM JUNE 30, 1998 TO SEPTEMBER 30, 1998
             -------------------------------------------------------
                                   (Unaudited)

Stockholders' deficit at June 30, 1998 (going concern
   historical cost basis)                                                     $(11,339,920)
Net loss from operations for the period from July 1, 1998 to
   September 18, 1998                                                           (4,624,961)
Change in deferred compensation from July 1, 1998 to September 18, 1998            248,012
                                                                              ------------
Stockholders' deficit at September 18, 1998 (going concern historical
   cost basis)                                                                 (15,716,869)
Accrual of estimated closure costs anticipated from discontinuance of manufacturing operations on September 18, 1998, net of Tax Benefit
  of $1,826,000                                                                 (3,802,234)
Reversal of local government subsidy due to discontinuance of manufacturing
  operations on September 18, 1998                                               2,775,000
                                                                              ------------

Net asset deficiency at September 30, 1998                                    $(16,744,103)
                                                                              ============

                        OIS OPTICAL IMAGING SYSTEMS, INC.
                        ---------------------------------
                 STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
                 ----------------------------------------------
                                   (Unaudited)

                                                                For the Period from
                                                                July 1, 1998 through            Three Months Ended
                                                                 September 18, 1998             September 30, 1997
                                                            ----------------------------     --------------------------
REVENUES
Display revenue                                                    $ 2,541,638                     $ 5,471,532
Engineering revenue                                                       --                           384,179
Sensor and other revenue                                               394,405                         623,017
                                                                   -----------                     -----------
TOTAL REVENUES                                                       2,936,043                       6,478,728

COST OF SALES
Display                                                              5,936,692                      10,170,131
Engineering                                                               --                           858,467
Sensor and other                                                     1,419,069                         659,743
                                                                   -----------                     -----------
TOTAL COST OF SALES                                                  7,355,761                      11,688,341

  GROSS LOSS                                                        (4,419,718)                     (5,209,613)

OPERATING EXPENSES
Internal research and development                                      351,491                         365,067
Selling, general and administrative                                  1,417,780                       1,472,228
                                                                   -----------                     -----------
TOTAL OPERATING EXPENSES                                             1,769,271                       1,837,295

   OPERATING LOSS                                                   (6,188,989)                     (7,046,908)

OTHER INCOME (EXPENSE)
Interest expense                                                    (1,093,430)                     (1,098,926)
Interest income                                                          6,158                           9,279
Licensing and royalties                                                120,000                          77,204
Other                                                                   25,300                          60,700
                                                                   -----------                     -----------
TOTAL OTHER INCOME (EXPENSE)                                          (941,972)                       (951,743)
                                                                   -----------                     -----------

Loss before Income Tax benefit                                     $(7,130,961)                    $(7,998,651)

Income Tax benefit                                                   2,506,000                       2,801,000
                                                                   -----------                     -----------

NET LOSS                                                           $(4,624,961)                    $(5,197,651)
                                                                   -----------                     -----------

Preferred stock dividends                                            1,837,721                       1,484,845
                                                                   -----------                     -----------

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                                                       $(6,462,682)                    $(6,682,496)
                                                                   ===========                     ===========

NET LOSS PER COMMON SHARE (Note B)                                 $      (.07)                    $      (.07)
                                                                   ===========                     ===========

See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                   STATEMENT OF NET ASSETS (LIQUIDATION BASIS)
                                   (Unaudited)

                                                                                                 September 30, 1998
                                                                                               ----------------------
ASSETS
  Cash and cash equivalents                                                                          $    185,319
  Accounts receivable                                                                                   2,681,848
  Inventory                                                                                             9,311,727
  Prepaid assets                                                                                          860,172
  Property and equipment                                                                               21,000,000
  Deferred income taxes                                                                                 8,826,000
                                                                                                     ------------

     TOTAL ASSETS                                                                                      42,865,066
                                                                                                     ------------
LIABILITIES
  Accounts payable                                                                                        353,514
  Accrued liabilities                                                                                     479,581
  Accrued interest                                                                                      1,080,468
  Accrued closure costs                                                                                 5,216,000
  Income taxes payable to affiliate                                                                     1,229,606
  Bank debt (not revalued to liquidation value)                                                        39,250,000
  Subordinated note payable to affiliate (not revalued to
    liquidation value)                                                                                 12,000,000
                                                                                                     ------------
     TOTAL LIABILITIES                                                                                 59,609,169
                                                                                                     ------------
     NET ASSET DEFICIENCY                                                                            $(16,744,103)
                                                                                                     ============

See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.
                        ---------------------------------

                                  BALANCE SHEET
                                  -------------

                                     ASSETS
                                     ------
                              (GOING CONCERN BASIS)

                                                                            June 30,1998
                                                                          ------------------
CURRENT ASSETS
  Cash and cash equivalents                                                 $ 1,078,567
  Accounts receivable
    (Net of reserve for doubtful accounts of
     $60,000)                                                                 4,040,661
  Inventories                                                                 9,411,086
  Income tax receivable from affiliate                                        5,100,756
  Prepaid expenses and other current assets                                     771,105
                                                                            -----------

     TOTAL CURRENT ASSETS                                                    20,402,175

PROPERTY AND EQUIPMENT
  Land                                                                        3,000,000
  Building                                                                   11,100,000
  Machinery and other equipment                                               6,900,000
                                                                            -----------

  TOTAL PROPERTY AND EQUIPMENT                                               21,000,000

Less accumulated depreciation                                                        --
                                                                            -----------

  TOTAL PROPERTY AND EQUIPMENT, NET                                          21,000,000
                                                                            -----------
  DEFERRED INCOME TAXES                                                       7,000,000
                                                                            -----------

  TOTAL ASSETS                                                              $48,402,175
                                                                            ===========

See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.
                        ---------------------------------

                                  BALANCE SHEET
                                  -------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
                              (GOING CONCERN BASIS)

                                                                                          June 30,1998
                                                                                       -------------------
CURRENT LIABILITIES
  Subordinated note payable to affiliate                                                 $  12,000,000
  Current installment on long-term debt                                                     42,000,000
  Accounts payable                                                                           1,569,244
  Accrued interest                                                                             997,129
  Other accrued liabilities                                                                    375,722
                                                                                         -------------

     TOTAL CURRENT LIABILITIES                                                              56,942,095


LOCAL GOVERNMENT SUBSIDY                                                                     2,800,000
                                                                                         -------------
     TOTAL LIABILITIES                                                                      59,742,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred Stock, par value $0.01 per share:
    Series B, 8% cumulative, non-convertible and voting
      Authorized - 100,000 shares
       91,137 issued and outstanding                                                               911
Common Stock, par value $0.01 per share:
      Authorized - 125,000,000 shares
      97,468,429 issued and outstanding                                                        974,684
  Additional paid-in capital                                                               159,581,155
  Accumulated deficit                                                                     (171,458,726)
  Deferred compensation                                                                       (437,944)
                                                                                         -------------

     TOTAL STOCKHOLDERS' DEFICIT                                                           (11,339,920)
                                                                                         -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $  48,402,175
                                                                                         =============

See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.
                        ---------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                              (GOING CONCERN BASIS)
                              ---------------------
                                   (Unaudited)

                                                                               For the Period from
                                                                              July 1, 1998 through             Three Months Ended
                                                                               September 18, 1998              September 30, 1997
                                                                            --------------------------     -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(4,624,961)                   $(5,197,651)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization of local government subsidy                         (25,000)                     1,550,000
    Deferred compensation expense                                                     248,012                        246,666
  Impact on cash flows from changes in assets and liabilities:
    Receivables                                                                     6,349,574                        (21,066)
    Prepaid expenses and other assets                                                (176,722)                      (120,301)
    Inventory                                                                          99,359                       (725,322)
    Accounts payable and accrued liabilities                                          201,074                        (81,367)
    Deferred revenues                                                                    --                         (112,204)
                                                                                  -----------                    -----------
NET CASH PROVIDED BY (USED IN) OPERATING                                            2,071,336                     (4,461,245)
 ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (214,584)                      (352,863)
                                                                                  -----------                    -----------

    NET CASH USED IN INVESTING ACTIVITIES                                            (214,584)                      (352,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long term debt                                             (2,750,000)                          --
  Net proceeds from issuance of debt and notes                                           --                        6,000,000
                                                                                  -----------                    -----------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                                        (2,750,000)                     6,000,000
                                                                                  -----------                    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (893,248)                     1,185,892

NET CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                               1,078,567                        960,042
                                                                                  -----------                    -----------

NET CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                   $   185,319                    $ 2,145,934
                                                                                  ===========                    ===========

See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.
                        ---------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                              (GOING CONCERN BASIS)
                              ---------------------
                                   (Unaudited)

                                                              For the Period from
                                                              July 1, 1998 through              Three Months Ended
                                                               September 18, 1998               September 30, 1997
                                                           ---------------------------      ----------------------------
SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:

  Cash paid for interest                                           $1,010,091                       $1,309,631


   Cash equivalents:
   Cash equivalents consist of investments in short-term, highly-liquid securities having maturity of three months or less, made as a part of OIS' cash management activity.

SUPPLEMENTAL SCHEDULE OF NONCASH
  TRANSACTIONS:

                                                                    Three Months Ended
                                                                       September 30,
                                                                           1997
                                                             ------------------------------------
Adjust deferred compensation                                              $146,470






See statements of cash flows.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE A - Financial Statements Presentation

The condensed financial statements included herein have been prepared by OIS Optical Imaging Systems, Inc. ("OIS" or "the Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. On September 18, 1998 the Company changed its basis of accounting from the going concern historical cost basis to the liquidation basis of accounting. The primary differences between these methods are discussed below.

During fiscal 1998, the Company, with the encouragement and cooperation of Guardian Industries Corp. ("Guardian"), had been exploring a full range of strategic alternatives. Guardian, through its majority-owned subsidiary, GD Investments Corp. ("GDIC"), is the Company's majority stockholder. In February 1998, the Company retained an investment banking firm and began seeking one or more investors with a strategic interest in providing long term funding to the Company. The results of this search were not successful in securing additional financing or a buyer for the Company. In September 1998, in light of the Company's continued operating losses and the failure of this strategic investment process, Guardian informed the Company that it would not make any further investments in the Company. As a result of these developments effective September 18, 1998, the Company ceased manufacturing operations at its Northville facility in accordance with a plant shutdown plan approved by its Board of Directors. In addition, the Company canceled substantially all of its outstanding contracts and laid off substantially all of its employees.

On September 28, 1998, the U.S. Department of Commerce ("Department of Commerce") issued a directive to the Company requiring that it continue to produce and deliver active matrix liquid crystal displays ("AMLCDs") pursuant to certain contracts between the Company and certain of its customers which were allegedly subject to, and rated under, the Defense Priorities and Allocations System ("DPAS") regulations (15 C.F.R. Part 700), which regulations govern the performance of certain contracts for the supply of goods in connection with U.S. defense programs. In response to the directive, the Company advised the Department of Commerce that the Company believes the Department of Commerce's directive is not authorized by applicable law and is based on incorrect factual premises, particularly concerning the existence of any remaining obligations under any DPAS rated contracts. In addition, the Company believes that, given its present financial difficulties and its reduction of employees at its Northville manufacturing facility, compliance with the Department of Commerce's directive would not be in the best interests of its creditors and stockholders. As a result of discussions between the parties, the Department of Commerce and the Company entered into a standstill agreement originally effective from October 14, 1998, through November 14, 1998 ("Standstill Agreement"), which was extended to November 18, 1998 by the mutual agreement of the parties. During the term of the Standstill Agreement, the Department of Commerce agreed that it would not initiate action to enforce the directive, and the Company agreed that it would not sell the Northville facility or certain finished goods and work-in-process inventory without the consent of the Department of Commerce. The Company is not aware of any plans by the Department of Commerce to seek enforcement of the directive after the term of the Standstill Agreement. However, if the Department of Commerce seeks to enforce the directive, the Company intends to advance all factually and legally supported positions in opposition to the directive. Successful enforcement of the directive could have a material adverse effect on the Company's ability to conduct an orderly liquidation of its assets if it so desired.

The Company is in violation of certain covenants contained in its credit agreement with NBD Bank N.A. and Bank of America NT&SA. Certain of the violations have been waived by the lending institutions but the lending institutions have the right to demand the repayment of all amounts outstanding. In addition, under the terms of the credit agreement the lending institutions have the right to demand repayment of amounts due based on the lending institutions' discretion as to whether a material adverse change has occurred in the Company's business. It is probable that the Company will be unable to meet the ongoing covenants in the credit agreement during fiscal 1999. Management anticipates that the Company will be able to obtain waivers of these violations as they occur and that the lending institutions will not exercise their demand rights.

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

Although Guardian will not make any additional investments in the Company, the Company anticipates that funds received under a tax sharing agreement entered into with Guardian and through the disposition of its assets will be sufficient to allow the Company to implement the shutdown plan and pay its debts as they become due.

As a result of the contemplated liquidation discussed above, the Company changed its method of accounting from the going concern historical cost basis to the liquidation basis of accounting effective September 18, 1998. The going concern historical cost basis of accounting contemplates the realization of assets and liabilities in the ordinary course of business. The liquidation basis of accounting requires that assets and liabilities be valued at their estimated liquidation value. Assets and liabilities which have not been revalued to liquidation value are disclosed as such on the face of the financial statements. The primary financial statements required under the liquidation basis of accounting are a Statement of Net Assets (Deficiency) and a Statement of Changes in Net Assets (Deficiency). The Company's accounting policies under the liquidation basis of accounting which differ from those under the going concern basis of accounting are discussed in Note B.

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments required to present fairly its net assets as of September 30, 1998 (liquidation basis), changes in net assets from June 30, 1998 to September 30, 1998 (liquidation basis), the results of operations from July 1, 1998 to September 18, 1998 (going concern basis) and for the three months ended September 30, 1997 (going concern basis) and cash flows for the period from July 1, 1998 to September 18, 1998 (going concern basis) and for the three months ended September 30, 1997 (going concern basis).

NOTE B - Significant Liquidation Basis of Accounting Policies

Accounts Receivable - Since the cessation of manufacturing operations on September 18, 1998, the Company has put all customers on a cash on delivery basis.

Accrued Closure Costs - Accrued Closure Costs represent costs to be incurred by the Company in implementing the shutdown plan approved by the Board of Directors and in preparing the facility for sale. The Company has accrued all reasonably estimatable costs directly associated with implementing the shutdown plan and in preparing for the sale of the facility. The accrual consists primarily of employee payroll and severance costs, estimated operating expenses during shutdown and costs to cancel certain leases. The Company has not accrued costs which could vary significantly based on the timing of the proposed liquidation or are not reasonably estimatable. The most significant of these costs are interest and legal expenses. This accrual represents management's estimate of anticipated closure costs, however, actual costs incurred could differ materially from this estimate.

Professional Fees - Legal and other professional fees incurred in connection with the shutdown, liquidation or in the prosecution or defense of any lawsuits are expensed as incurred.

Interest Expenses - Interest costs are expensed as incurred.

NOTE C - Net Loss Per Common Share

Basic net loss per common share, which equals diluted loss per share, is based on the weighted average number of shares of OIS Common Stock outstanding during the period. The number of shares used in the computation for the period from July 1, 1998 to September 18, 1998 and for the three months ended September 30, 1997 were 97,466,869 and 97,467,920, respectively. For all periods presented, all Common Stock equivalents are antidilutive and therefore have not been considered in the calculation of diluted net loss per common share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         OIS Optical Imaging Systems, Inc.'s ("OIS" or "the Company") operating results for the first quarter of fiscal 1999 continued to reflect substantial operating losses. The Company's cost of sales continued to exceed revenues due to the relatively high cost of sales driven by the Company's overhead, scrap rates and depreciation expense for the period. While the Company worked to improve production yields and volumes, the Company was unable to increase its production and sales volumes enough to significantly reduce the incremental cost of sales.

         As disclosed in its recent reports, OIS, with the encouragement and cooperation of Guardian Industries Corp. ("Guardian"), had been exploring a full range of strategic alternatives throughout fiscal 1998. Guardian, through its majority-owned subsidiary, GD Investments Corp. ("GDIC"), is the majority stockholder of the Company. In February 1998, OIS retained an investment banking firm and began seeking one or more investors with a strategic interest in providing long term funding to OIS. During this process numerous companies in the avionics and electronics industries, among others, were contacted and presented with information about OIS. In August and September 1998, OIS and Guardian also attempted to interest a group of OIS's key customers in acquiring control of OIS. In September 1998, in light of the Company's continued operating losses and the failure of this strategic investment process, Guardian informed the Company that it would not make any further investments in the Company. As a result of these developments, effective as of September 18, 1998, OIS ceased manufacturing operations in its Northville facility in accordance with a plant shutdown plan approved by its board of directors. The Company did not conduct significant operations for the period from September 18, 1998 to September 30, 1998. Accordingly, the Company anticipates that it will generate little or no future revenues, except in connection with the liquidation of its assets.

         The Company is in violation of certain covenants contained in its credit agreement with NBD Bank N.A. and Bank of America NT&SA. Certain of the violations have been waived by the lending institutions but the lending institutions have the right to demand the repayment of all amounts outstanding. In addition, under the terms of the credit agreement the lending institutions have the right to demand repayment of amounts due based on the lending institutions' discretion as to whether a material adverse change has occurred in the Company's business. It is probable that the Company will be unable to meet the ongoing covenants in the credit agreement during fiscal 1999. The Company believes that it will be able to obtain waivers of these violations as they occur and that, if so, the lending institutions will not exercise their demand rights.

         On November 11, 1998, OIS's board of directors authorized, subject to stockholder approval, the orderly liquidation of the Company's assets pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation"). The Plan of Liquidation provides, in part, that, if the requisite stockholder approval is received (such time of approval deemed the "Effective Date"), the officers and directors of the Company will initiate the complete liquidation and subsequent dissolution of the Company. After the Effective Date, OIS will not engage in any business activities except for the purpose of preserving the value of its assets, prosecuting and defending suits by or against OIS, adjusting and winding up its business and affairs, selling and liquidating its properties and assets and making distributions to stockholders, if any, in accordance with the Plan of Liquidation. Because of the existing debt and other obligations of OIS, OIS does not believe that its common stockholders will receive any proceeds from a liquidation. Once the liquidation of OIS's property and assets is substantially completed, as determined by the Company's board of directors, the officers of the Company will promptly execute and file a certificate of dissolution with the Secretary of State of the State of Delaware.

         Although Guardian will not make any additional investments in OIS, OIS anticipates that funds received under a tax sharing agreement entered into with Guardian (the "Tax Sharing Agreement") and through the disposition of its assets will be sufficient to allow OIS to implement the shutdown plan and liquidation and pay its debts as they become due.


             PERIOD FROM JULY 1, 1998 TO SEPTEMBER 18, 1998 AND THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

Revenues

         Total revenues for the period from July 1, 1998 to September 18, 1998 (the "Fiscal 1999 First Quarter Operating Period") of approximately $2.9 million were 55% lower than total revenues for the same period in the preceding fiscal year of approximately $6.5 million. This decrease was attributable to the cessation of operations on September 18, 1998.

         Revenue from the sale of displays and sensors for the Fiscal 1999 First Quarter Operating Period of approximately $2.9 million were 52% lower than revenues from the sale of displays and sensors for the first quarter of fiscal 1998 of approximately $6.1 million. As previously discussed, this decrease was partially attributable to the cessation of manufacturing on September 18, 1998. As a result of the shutdown, the Company was not able to obtain normal levels of shipments during September 1998. Additionally, revenues for the first quarter of fiscal 1997 were above average due to the fact that the Company was still trying to fulfill the backlog of orders which existed during the end of calendar 1996 from operations during fiscal 1996.

         The Company derived no revenues from engineering development agreements during the Fiscal 1999 First Quarter Operating Period, a decrease of approximately $384,179 in revenues from the first quarter of fiscal 1998. This decrease was due to the Company's efforts to continue its strategy of pursuing the sale of standard active matrix liquid crystal display and sensor products and minimizing engineering work.

Cost of Sales

         Cost of sales for the Fiscal 1999 First Quarter Operating Period of approximately $7.4 million was 37% lower than cost of sales for the first quarter of fiscal 1998 of approximately $11.7 million due to the lower revenues and the absence of depreciation expense caused by the write down of assets on June 30, 1998 to net realizable value. Cost of sales as a percentage of revenue increased substantially to 251% for the first quarter of fiscal 1999 from 180% for the same period in the preceding fiscal year. This increase was attributable to the significant decrease in revenue due to the cessation of manufacturing on September 18, 1998.

         Direct labor and material for the Fiscal 1999 First Quarter Operating Period decreased approximately $2.5 million when compared to the first quarter of fiscal 1998. This decrease was due to the decreased plant activity. However, direct material and direct labor, on a per unit basis, decreased approximately 8% during the Fiscal 1999 First Quarter Operating Period when compared to the same period during fiscal 1998. This decrease was attributable mainly to higher product yields along with improved manufacturing processes.

         Overhead for the Fiscal 1999 First Quarter Operating Period decreased approximately $181,000 when compared to the first quarter of fiscal 1998. Processing chemical usage decreased substantially due to a combination of improved processes, fewer experiments performed throughout the quarter and twelve days of plant shutdown. Equipment uptime also improved, which resulted in a decrease in repairs and maintenance costs.

Other Costs

         The Company's operating expenses, which consist of internal research and development and selling, general and administrative expenses, decreased approximately $68,000 or 4% during the First 1999 First Quarter Operating Period when compared to the first quarter of fiscal 1998. This decrease resulted principally from the timing of expenses and not from any known trends.

         Other income and expenses, which consist mainly of interest expense, decreased approximately $10,000 or 1% during Fiscal 1999 First Quarter Operating Period when compared to the same period during the preceding fiscal year.

Changes in Net Asset Deficiency

         The change in net asset deficiency of approximately $1.0 million was due to the accrual of estimated closure costs of approximately $3.8 million, net of related tax benefit of approximately $1.8 million and the reversal of the local government subsidy of approximately $2.8 million. Accrued closure costs represent costs to be incurred by the Company in implementing the shutdown plan approved by the board of directors and in preparing the Company's Northville facility for sale. The Company has accrued all reasonably estimatable costs directly associated with implementing the shutdown plan and in preparing for the sale of its Northville facility. The accrual consists primarily of employee payroll and severance costs, estimated operating expenses during the shutdown and cost to cancel certain leases. The Company has not accrued costs which could vary significantly based on the timing of the proposed liquidation or are not reasonably estimatable. The most significant of these costs are interest and legal expenses. This accrual represents the Company's estimate of anticipated closure costs, however, actual costs incurred could differ materially from this estimate. The local government subsidy had been amortized over 30 years. As the Company has met all requirements of the local government subsidy and will no longer have any operations, it has been reversed as of September 18, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         On September 17, 1998 Guardian, the Company's principal source of funding, informed OIS that, in light of the Company's continued operating losses and the failure of the strategic investment process, Guardian would not make any further investments in the Company to fund operations. As a result, effective September 18, 1998, OIS ceased manufacturing operations in accordance with a plant shutdown plan approved by its board of directors. The Company's cash and cash equivalents at September 30, 1998 were $185,319.

         OIS's board of directors has, subject to stockholder approval, authorized the orderly liquidation of the Company's assets pursuant to the plan of liquidation. Because of the existing debt and other obligations of OIS, OIS does not believe that its common stockholders will receive any proceeds from liquidation. However, OIS currently anticipates that funds received under the Tax Sharing Agreement and through the disposition of its assets will be sufficient to allow OIS to implement the shutdown plan and liquidation and pay its debts as they become due.

         While the Company's cash had decreased at September 30, 1998, to approximately $0.2 million from approximately $1.1 million at June 30, 1998, the Company expects to meet its obligations through collection of accounts receivable, the sale of both finished and partially completed inventory on hand, the sale of raw materials, supplies, fixtures, equipment and the facility and amounts received under the Tax Sharing Agreement.


Capital Resources

         As a result of the discontinuation of its operations, the Company's sole source of funds will be from the disposition of the assets described above.

         The Company has exhausted its $52.5 million commercial credit facility with NBD Bank N.A. and Bank of America NT&SA. In addition, on March 30, 1998, the Company granted those banks a first priority lien and security interest in all tangible and intangible assets of the Company, including intellectual property, to secure repayment of the commercial credit facility. The credit agreement governing the commercial credit facility contains a number of financial and other covenants. The Company is not currently in compliance with all of the financial covenants contained in the credit agreement. Although the banks have waived certain of these violations and have not declared a default under the credit agreement, the banks have not provided waivers for all of these violations. The banks have the right to demand repayment of amounts outstanding as long as the Company has not cured the event of default or obtained a waiver from the banks or, if in the banks' discretion, a material adverse change has occurred with respect to the Company's business. It is probable that the Company will not be able to meet the ongoing covenants in its credit agreement during fiscal 1999. If the Company is unable to meet these covenant requirements and is unable to secure a waiver from the banks, the banks have the right to demand the immediate repayment of amounts outstanding. Due to these violations, amounts outstanding under the credit agreement have been classified as current in the Company's balance sheet as of June 30, 1998. During fiscal 1998, the Company repaid a total of $10.5 million of principal on its commercial credit facility, of which $5.5 million was originally due on December 31, 1997, but the Company obtained a waiver from the banks to delay such payment until January 30, 1998. The Company funded these principal repayments through the receipt of a $6.0 million payment from Guardian on account of the Tax Sharing Agreement and the sale of 4,500 shares of the Company's Series B Cumulative Preferred Stock, par value $.01 per share, at a price of $1,000 per share to GDIC. On September 30, 1998, the Company made an additional principal repayment of $2.75 million which was funded through receipt of a payment from Guardian under the Tax Sharing Agreement. The commercial credit facility matures in December 1999, and quarterly principal installments are due as follows: $2.75 million on December 31, 1998; $3.38 million on each of March 31, 1999 and June 30, 1999; $3.88 million on September 30, 1999; and $25.88 million on December 31, 1999.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains statements that are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Among other things, they regard the Company's liquidity, financial condition, operational matters and certain strategic initiatives and alternatives and their potential outcomes. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expects," "may," "not considered likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Additionally, from time to time, the Company or its representatives have made or may make oral or written forward-looking statements. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or in press releases or oral statements made by or with the approval of an authorized executive officer of the Company. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements:
(1) as a result of risks and uncertainties identified in the Company's publicly filed reports; (2) as a result of risks associated with the implementation of its manufacturing facility shutdown and its Plan of Liquidation described herein; (3) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, the overall avionics display market, sales growth, competition and certain cost increases; or (4) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

           None.

Item 5.    Other Information
-------    -----------------

           None.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

           A.     EXHIBITS
                  --------

                  Exhibit 2. Plan of Liquidation and Dissolution of OIS Optical Imaging Systems, Inc. (Filed as
                  Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference).

                  Exhibit 27. Financial Data Schedule (EDGAR version only).

                  Exhibit 99. Standstill Agreement between the
                  Company and the U.S. Department of Commerce effective as of October 14, 1998 (Filed as Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference).

           B.     REPORTS ON FORM 8-K
                  -------------------

                  Report on Form 8-K filed by the Company on November 27, 1998. Report on Form 8-K filed by the Company on October 13, 1998. Report on Form 8-K filed by the Company on September 22, 1998. Report on Form 8-K filed by the Company on September 11, 1998.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OIS Optical Imaging Systems, Inc.
                                  (Registrant)




Date:  December 16, 1998         By:        /s/ Rex Tapp
                                        ----------------------------------------
                                            Rex Tapp
                                            President and Chief Executive
                                             Officer




Date:  December 16, 1998         By:        /s/ Charles C. Wilson
                                        ----------------------------------------
                                            Charles C. Wilson
                                            Executive Vice President
                                             (Principal Financial and
                                             Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                        Description
-----------                        -----------

   27                         Financial Data Schedule