Form 10-Q
period 1998-12-31
OIS OPTICAL IMAGING SYSTEMS INC
filed 1999-02-22
CIK 753601

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           (Mark One)
(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1998
                                          -----------------------------

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from        to
                                          ------    ------


                         Commission File Number 0-16343

                        OIS OPTICAL IMAGING SYSTEMS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  38-2544320
--------------------------------------------------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

  47050 Five Mile Road Northville, Michigan                  48167
---------------------------------------------- ---------------------------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (734) 454-5560
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

    Yes         X          No
             ---------             ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 19, 1999:


Common Stock, $0.01 par value                           97,468,429
------------------------------------------- -----------------------------------
                   Class                              Number of Shares

                         PART I - FINANCIAL INFORMATION

Financial Statements


                        OIS OPTICAL IMAGING SYSTEMS, INC.

                             STATEMENT OF CHANGES IN
                         NET ASSETS (LIQUIDATION BASIS)
             FOR THE PERIOD FROM JUNE 30, 1998 TO DECEMBER 31, 1998
                                   (Unaudited)


Stockholders' deficit at June 30, 1998 (going concern
  historical cost basis)                                                             $(11,339,920)
Net loss from operations for the period from July 1, 1998 to
  September 18, 1998                                                                   (4,624,961)
Change in deferred compensation from July 1, 1998 to September 18, 1998                    248,012
                                                                                -------------------
Stockholders' deficit at September 18, 1998 (going concern historical
  cost basis)                                                                         (15,716,869)
Accrual of estimated closure costs anticipated from discontinuance of manufacturing operations on September 18, 1998, net of tax benefit
  of $1,826,000                                                                        (3,802,234)
Recognition of local government subsidy due to discontinuance of
  manufacturing operations on September 18, 1998                                         2,775,000
Reduction of inventory balance to liquidation basis, net of estimated
  tax benefit of $380,000                                                                (712,364)
Expenses incurred:
  Interest expense, net of tax benefit of $255,000                                       (473,727)
  Legal expense, net of tax benefit of $128,000                                          (237,220)
                                                                                -------------------

Net asset deficiency at December 31, 1998                                            $(18,167,414)
                                                                                ===================

                        OIS OPTICAL IMAGING SYSTEMS, INC.
                 STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
                                   (Unaudited)



                                                                            For the Period from
                                                 Three Months                  July 1, 1998                   Six Months
                                                    Ended                         through                       Ended
                                              December 31, 1997             September 18, 1998            December 31, 1997
                                           -------------------------      ------------------------     -------------------------
REVENUES
Display revenue                                     $  4,963,468                   $  2,541,638                  $  10,435,001
Engineering revenue                                      170,507                             --                        554,686
Sensor and other revenue                                 529,979                        394,405                      1,152,996
                                                 ----------------              -----------------             ------------------
TOTAL REVENUES                                         5,663,954                      2,936,043                     12,142,683

COST OF SALES
Display                                               10,388,109                      5,936,692                     20,555,200
Engineering                                              357,127                             --                      1,218,384
Sensor and other                                         812,598                      1,419,069                      1,472,591
                                                 ----------------              -----------------             ------------------
TOTAL COST OF SALES                                   11,557,834                      7,355,761                     23,246,175

   GROSS LOSS                                        (5,893,880)                    (4,419,718)                   (11,103,492)

OPERATING EXPENSES
Internal research and development                        362,716                        351,491                        727,784
Selling, general and administrative                    1,795,395                      1,417,780                      3,267,623
                                                 ----------------              -----------------             ------------------
TOTAL OPERATING EXPENSES                               2,158,111                      1,769,271                      3,995,407

   OPERATING LOSS                                    (8,051,991)                    (6,188,989)                   (15,098,899)

OTHER INCOME (EXPENSE)
Interest expense                                     (1,169,553)                    (1,093,430)                    (2,268,479)
Interest income                                            4,555                          6,158                         13,833
Licensing and royalties                                  100,000                        120,000                        177,204
Other                                                     27,560                         25,300                         88,261
                                                 ----------------              -----------------             ------------------
TOTAL OTHER INCOME (EXPENSE)                         (1,037,438)                      (941,972)                    (1,989,181)
                                                 ----------------              -----------------             ------------------

Loss before income tax benefit                       (9,089,429)                    (7,130,961)                   (17,088,080)
Income tax benefit                                     3,180,000                      2,506,000                      5,981,000
                                                 ----------------              -----------------             ------------------

NET LOSS                                             (5,909,429)                    (4,624,961)                   (11,107,080)
                                                 ----------------              -----------------             ------------------

Preferred stock dividends, unaccrued
and unpaid                                             1,487,913                      1,837,721                      2,972,758
                                                 ----------------              -----------------             ------------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
                                                    $(7,397,342)                   $(6,462,682)                  $(14,079,838)
                                                 ================              =================             ==================

NET LOSS PER COMMON SHARE
 (Note B)                                           $      (.08)                   $      (.07)                  $       (.14)
                                                 ================              =================             ==================

See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                   STATEMENT OF NET ASSETS (LIQUIDATION BASIS)
                                   (Unaudited)


                                                                                                    December 31, 1998
                                                                                                -------------------------
ASSETS
  Cash and cash equivalents                                                                               $     214,372
  Accounts receivable                                                                                         1,303,559
  Inventory                                                                                                   4,561,000
  Prepaid assets                                                                                              1,377,455
  Property and equipment                                                                                     21,000,000
  Deferred income taxes                                                                                       8,926,000
                                                                                                     -------------------

     TOTAL ASSETS                                                                                            37,382,386
                                                                                                     -------------------


LIABILITIES
  Accounts payable                                                                                            1,265,366
  Accrued liabilities                                                                                           587,062
  Accrued interest                                                                                            1,117,766
  Accrued closure costs                                                                                       1,697,000
  Income taxes payable to affiliate                                                                           2,382,606
  Bank debt (not revalued to liquidation value)                                                              36,500,000
  Subordinated note payable to affiliate (not revalued to
   liquidation value)                                                                                        12,000,000
                                                                                                     -------------------

     TOTAL LIABILITIES                                                                                       55,549,800
                                                                                                     -------------------

     NET ASSET DEFICIENCY                                                                                 $(18,167,414)
                                                                                                     ===================


See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                                  BALANCE SHEET

                                     ASSETS
                              (GOING CONCERN BASIS)

                                                                                          June 30, 1998
                                                                                        -----------------
CURRENT ASSETS
  Cash and cash equivalents                                                                  $ 1,078,567
  Accounts receivable
    (Net of reserve for doubtful accounts of $60,000)                                          4,040,661
  Inventories                                                                                  9,411,086
  Income tax receivable from affiliate                                                         5,100,756
  Prepaid expenses and other current assets                                                      771,105
                                                                                        -----------------

    TOTAL CURRENT ASSETS                                                                      20,402,175

PROPERTY AND EQUIPMENT
  Land                                                                                         3,000,000
  Building                                                                                    11,100,000
  Machinery and other equipment                                                                6,900,000
                                                                                        -----------------

    TOTAL PROPERTY AND EQUIPMENT                                                              21,000,000

Less accumulated depreciation                                                                  --

    TOTAL PROPERTY AND EQUIPMENT, NET                                                         21,000,000
                                                                                        -----------------

    DEFERRED INCOME TAXES                                                                      7,000,000
                                                                                        -----------------

    TOTAL ASSETS                                                                             $48,402,175
                                                                                        =================


See notes to financial statements.

                       OIS OPTICAL IMAGING SYSTEMS, INC.

                                 BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                             (GOING CONCERN BASIS)


                                                                                             June 30, 1998
                                                                                           -----------------

CURRENT LIABILITIES
  Subordinated note payable to affiliate                                                       $  12,000,000
  Current installment on long-term debt                                                           42,000,000
  Accounts payable                                                                                 1,569,244
  Accrued interest                                                                                   997,129
  Other accrued liabilities                                                                          375,722
                                                                                           ------------------

    TOTAL CURRENT LIABILITIES                                                                     56,942,095

LOCAL GOVERNMENT SUBSIDY                                                                           2,800,000
                                                                                           ------------------

     TOTAL LIABILITIES                                                                            59,742,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred Stock, par value $0.01 per share:
     Series B, 8% cumulative, non-convertible and voting
       Authorized - 100,000 shares
       91,137 issued and outstanding                                                                     911
 Common Stock, par value $0.01 per share:
       Authorized - 125,000,000 shares
       97,468,429 issued and outstanding                                                             974,684
   Additional paid-in capital                                                                    159,581,155
   Accumulated deficit                                                                         (171,458,726)
   Deferred compensation                                                                           (437,944)
                                                                                           ------------------

     TOTAL STOCKHOLDERS' DEFICIT                                                                (11,339,920)
                                                                                           ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $  48,402,175
                                                                                           ==================


See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                                                          For the Period from
                                                                             July 1, 1998
                                                                                through                     Six Months Ended
                                                                          September 18, 1998               December 31, 1997
                                                                       --------------------------     ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(4,624,961)                     $(11,107,080)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and recognition of local government subsidy                        (25,000)                         3,100,000
    Deferred compensation expense                                                    248,012                           454,750
  Impact on cash flows from changes in assets and liabilities:
    Receivables                                                                    6,349,574                       (1,507,346)
    Prepaid expenses and other assets                                              (176,722)                         (425,295)
    Inventory                                                                         99,359                       (1,665,187)
    Accounts payable and accrued expenses                                            201,074                           900,509
    Deferred revenues                                                                 --                             (112,204)
                                                                            -----------------                 -----------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                                                        2,071,336                      (10,361,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (214,584)                         (665,966)
                                                                            -----------------                 -----------------

NET CASH USED IN INVESTING ACTIVITIES                                              (214,584)                         (665,966)

CASH FLOWS FROM FINANCIAL ACTIVITIES:
  Principal payments on long term debt                                           (2,750,000)                            --
  Net proceeds from issuance of debt and notes                                       --                              9,000,000
  Net proceeds from issuance of common stock                                         --                                  9,545
  Net proceeds from issuance of preferred stock                                      --                              2,000,000
                                                                            -----------------                 -----------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                                            (2,750,000)                        11,009,545
                                                                            -----------------                 -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                              (893,248)                          (18,274)

NET CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                               1,078,567                           960,042
                                                                            -----------------                 -----------------

NET CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                                  $    185,319                     $     941,768
                                                                            =================                 =================


See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                                                 For the Period from
                                                                July 1, 1998 through                 Six Months Ended
                                                                 September 18, 1998                 December 31, 1997
                                                             ----------------------------       ---------------------------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid for interest                                                    $1,010,091                       $1,994,314


Cash equivalents:
Cash equivalents consist of investments in short-term, highly-liquid securities having maturity of three months or less, made as a part of OIS' cash management activity.


SUPPLEMENTAL SCHEDULE OF NONCASH
 TRANSACTIONS:
                                                                               Six Months Ended
                                                                              December 31, 1997
                                                                    ---------------------------------------
Adjust deferred compensation                                                       $275,785

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - Financial Statements Presentation

The condensed financial statements included herein have been prepared by OIS Optical Imaging Systems, Inc. ("OIS" or "the Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. On September 18, 1998 the Company changed is basis of accounting from the going concern historical cost basis to the liquidation basis of accounting. The primary differences between these methods are discussed below and in Note B.

During fiscal 1998, the Company, with the encouragement and cooperation of Guardian Industries Corp. ("Guardian"), had been exploring a full range of strategic alternatives. Guardian, through its majority-owned subsidiary, GD Investments Corp. ("GDIC"), is the Company's majority stockholder. In February 1998, the Company retained an investment banking firm and began seeking one or more investors with a strategic interest in providing long term funding to the Company. The results of this search were not successful in securing additional financing or a buyer for the Company. In September 1998, in light of the Company's continued operating losses and the failure of this strategic investment process, Guardian informed the Company that it would not make any further investments in the Company. As a result of these developments, effective September 18, 1998, the Company ceased manufacturing operations at its Northville facility in accordance with a plant shutdown plan approved by its board of directors. In addition, the Company canceled substantially all of its outstanding contracts and laid off substantially all of its employees. During the second quarter of fiscal 1999, the Company did not conduct any manufacturing operations in its Northville facility. A core group of employees remain at the facility to maintain and prepare for the anticipated liquidation of the Company's assets.

On September 28, 1998, the U.S. Department of Commerce ("Department of Commerce") issued a directive to the Company requiring that it continue to produce and deliver active matrix liquid crystal displays ("AMLCDs") pursuant to certain contracts between the Company and certain of its customers which were allegedly subject to, and rated under, the Defense Priorities and Allocations System ("DPAS") regulations (15 C.F.R. Part 700), which regulations govern the performance of certain contracts for the supply of goods in connection with U.S. defense programs. In response to the directive, the Company advised the Department of Commerce that the Company believes the Department of Commerce's directive is not authorized by applicable law and is based on incorrect factual premises, particularly concerning the existence of any remaining obligations under any DPAS rated contracts. In addition, the Company believes that, given its present financial difficulties and its reduction of employees at its Northville manufacturing facility, compliance with the Department of Commerce's directive would not be in the best interests of its creditors and stockholders. As a result of discussions between the parties, the Department of Commerce and the

Company entered into a standstill agreement originally effective from October 14, 1998, through November 14, 1998 ("Standstill Agreement"), which was extended to November 18, 1998 by the mutual agreement of the parties. During the terms of the Standstill Agreement, the Department of Commerce agreed that it would not initiate action to enforce the directive, and the Company agreed that it would not sell the Northville facility or certain finished goods and work-in-process inventory without the consent of the Department of Commerce. The Company is not aware of any plans by the Department of Commerce to seek enforcement of the directive. In February 1999, the Department of Commerce initiated discussions with the Company to revoke the outstanding directive. The Company expects that the Department of Commerce will revoke the directive and this matter will be concluded.

The Company is in violation of certain covenants contained in its credit agreement with NBD Bank N.A. and Bank of America NT&SA. In addition, under the terms of the credit agreement the lending institutions have the right to demand repayment of amounts due based on the lending institutions' discretion as to whether a material adverse change has occurred in the Company's business. It is probable that the Company will be unable to meet the ongoing covenants in the credit agreement during fiscal 1999. The Company anticipates that it would be able to obtain waivers of these violations, if requested, and that the lending institutions will not exercise their demand rights.

In October 1998, several of the Company's former customers initiated claims against the Company in Michigan state court seeking damages for breach of contract. In addition, certain of these customers sought preliminary injunctive relief directing the Company to continue manufacturing operations. After a hearing on October 16, 1998 concerning the preliminary injunction, the court declined to order the Company to resume manufacturing operations or to take any steps to complete any work-in-process, but did order the Company to deliver certain finished goods to these former customers and to refrain from selling certain work-in-process to third parties. The Company has complied with the court order. In January 1999, the Company entered into agreements with the majority of these former customers to allow them to complete certain work-in-process related to their specific programs using the OIS facility. A condition of these agreements is a full and general release of any claims these former customers have or could initiate.

On November 11, 1998, the Company's Board of Directors approved a Plan of Liquidation and Dissolution, which the Board of Directors will submit to the stockholders of the Company for their approval. Due to its existing debt and other obligations, the Company does not believe that its common stockholders will receive any proceeds from the liquidation.

Although Guardian will not make any additional investments in the Company, the Company anticipates that funds received under a tax sharing agreement entered into with Guardian and through the disposition of its assets will be sufficient to allow the Company to implement the shutdown plan and pay its debts as they become due.

As a result of the contemplated liquidation discussed above, the Company changed its method of accounting from the going concern historical cost basis to the liquidation basis of accounting effective September 18, 1998. The going concern historical cost basis of accounting contemplates the realization of assets and liabilities in the ordinary course of business. The liquidation basis of accounting requires that assets and liabilities be valued at their estimated liquidation value. Assets and liabilities which have not been revalued to liquidation value are disclosed as such on the face of the financial statements. In addition, under the liquidation basis of accounting, gains and losses from dispositions of assets are displayed as net amounts versus gross revenue and expenses under the going concern historical cost basis of accounting. The primary financial statements required under the liquidation basis of accounting are a Statement of Net Assets (Deficiency) and a Statement of Changes in Net Assets (Deficiency).

Under the liquidation basis of accounting, the Company believes that the going concern historical cost basis of cash and property and equipment will be realized and therefore deemed that no adjustment to the carrying value was necessary. Certain accounts receivable from employees, totaling approximately $110,000, were deemed uncollectable due to the lay off of the employees and were written off to adjust the going concern historical costs basis of accounts receivable to liquidation value. Prepaid assets and deferred income taxes were valued at the estimated cash liquidation value. Accordingly, the Company wrote off approximately $90,000 in prepaid assets as a result of the change to the liquidation basis of accounting. The Company recorded deferred income taxes of $1,826,000 resulting from the accrual of closure costs discussed below (See Note
B). In addition, the Company wrote off approximately $214,000 in construction in progress which was not expected to be completed due to the probable liquidation of the Company. Initially, Management anticipated that inventory would be realized at its going concern historical cost basis. However, a buyer that had expressed interest in purchasing substantially all of the Company's assets has formally notified the Company that it no longer had the intention to purchase the Company's assets. Accordingly, the Company reassessed the liquidation value of all assets and determined that it is not likely that the Company could realize the carrying value of inventory. Accordingly, the Company recorded an additional write down of inventory to estimated liquidation value of approximately $700,000, net of a tax benefit of approximately $380,000. The Company anticipates that accounts payable, accrued liabilities, accrued interest and income taxes payable to affiliate will be settled at their going concern basis carrying values and accordingly they have not been adjusted based upon the change to the liquidation basis of accounting. Bank debt and subordinated note payable to affiliate have not been revalued to liquidation basis primarily due to uncertainties as to when they would be settled based on the ultimate disposal of the Company's assets. The Company's accounting policies under the liquidation basis of accounting which differ from those under the going concern basis of accounting are discussed in Note B.

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments required to present fairly its net assets as of December 31, 1998 (liquidation basis), changes in net assets from June 30, 1998 to December 31, 1998 (liquidation basis), the results of operations from July 1, 1998 to September 18, 1998 (going concern basis) and for the three months and six months ended December 31, 1997 (going concern basis) and cash flows for the period from July 1, 1998 to September 18, 1998 (going concern basis) and for the six months ended December 31, 1997 (going concern basis).

NOTE B - Significant Liquidation Basis of Accounting Policies

Accounts Receivable - Since the cessation of manufacturing operations on September 18, 1998, the Company has put most customers on a cash on delivery basis.

Accrued Closure Costs - Accrued Closure Costs represent costs to be incurred by the Company in implementing the shutdown plan approved by the Board of Directors and in preparing the facility for sale (see Note A). The Company has accrued all reasonably estimatable costs directly associated with implementing the shutdown plan and in preparing for the sale of the facility. The accrual consists primarily of employee payroll and severance costs, totaling approximately $3,900,000 and estimated operating expenses during shutdown. Estimated operating expenses during the shutdown consist primarily of insurance expense, totaling $286,000, utilities expenses totaling $658,000 and other operating expenses totaling $372,000. Employee payroll and severance costs were estimated based on known payroll and severance commitments, including applicable fringe benefits, through approximately June 30, 1999. The Company estimates that all employees will be terminated by that date based on agreements reached with remaining employees. Operating expenses were estimated based on historical amounts, adjusted for the reduced activity of the Company during the liquidation period, which are expected to be incurred through June 30, 1999 to maintain the facility as required by the Company's debt and other agreements. It is expected that the liquidation will be substantially complete by June 30, 1999. The Company has not accrued costs which could vary significantly based on the timing of the proposed liquidation or are not reasonably estimatable. The most significant of these costs are interest and legal expenses. This accrual represents the Company's estimate of anticipated closure costs, however, actual costs incurred could differ materially from the estimate.

Following is a summary of amounts utilized and provided for in accrued closure costs during the period from September 18, 1998 to December 31, 1998:


                                                                     CHARGES AGAINST               BALANCE AT
            COMPONENT                       ORIGINAL ESTIMATE            ACCRUAL                DECEMBER 31, 1998
            ---------                       -----------------            -------                -----------------
Payroll and related                             $ 3,900,000           $ (2,853,000)                   $ 1,047,000
Utilities                                           658,000               (258,000)                       400,000
Other operating expenses                            372,000               (272,000)                       100,000
Insurance                                           286,000               (136,000)                       150,000
                                               ------------           -------------                   -----------

Total                                          $ 5,216,000            $ (3,519,000)                   $ 1,697,000
                                               ============           =============                   ===========

Professional Fees - Legal and other professional fees incurred in connection with the shutdown, liquidation or in the prosecution or defense of any lawsuits are expensed as incurred.

Interest Expenses - Interest costs are expensed as incurred.

NOTE C - Net Loss Per Common Share

Basic net loss per common share, which equals diluted loss per share, is based on the weighted average number of shares of OIS Common Stock outstanding during the period. The number of shares used in the computation for the period from July 1, 1998 to September 18, 1998 and for the three and six months ended December 31, 1997 were 97,466,869, 97,468,007 and 97,467,964, respectively. For all periods presented, all Common Stock equivalents are antidilutive and therefore have not been considered in the calculation of diluted net loss per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         As described below, on September 18, 1998, OIS Optical Imaging Systems, Inc. ("OIS" or "the Company") discontinued manufacturing operations at its Northville facility pursuant to a plan shut down approved by its board of directors. Accordingly, OIS conducted no operations for the three month period ended December 31, 1998.

Discontinuance of Operations

         As disclosed in its public reports, OIS, with the encouragement and cooperation of Guardian, had been exploring a full range of strategic alternatives throughout fiscal 1998. Guardian, through its majority-owned subsidiary, GD Investments Corp. ("GDIC"), is the majority stockholder of the Company. In February 1998, OIS retained an investment banking firm and began seeking one or more investors with a strategic interest in providing long term funding to OIS. During this process numerous companies in the avionics and electronics industries, among others, were contacted and presented with information about OIS. In August and September 1998, OIS and Guardian also attempted to interest a group of OIS's key customers in acquiring control of OIS. In September 1998, in light of the Company's continued operating losses and the failure of this strategic investment process, Guardian informed the Company that it would not make any further investments in the Company. As a result of these developments, effective as of September 18, 1998, OIS ceased manufacturing operations in its Northville facility in accordance with a plant shutdown plan approved by its board of directors. The Company did not conduct significant operations for the period from September 18, 1998 to September 30, 1998. Accordingly, the Company anticipates that it will generate little or no future revenues, except in connection with the liquidation of its assets.

         On September 28, 1998, the U.S. Department of Commerce ("Department of Commerce") issued a directive to the Company requiring that it continue to produce and deliver active matrix liquid crystal displays ("AMLCDs") pursuant to certain contracts between the Company and certain of its customers which were allegedly subject to, and rated under, the Defense Priorities and Allocations System ("DPAS") regulations (15 C.F.R. Part 700), which regulations govern the performance of certain contracts for the supply of goods in connection with U.S. defense programs. In response to the directive, the Company advised the Department of Commerce that the Company believes the Department of Commerce's directive is not authorized by applicable law and is based on incorrect factual premises, particularly concerning the existence of any remaining obligations under any DPAS rated contracts. In addition, the

Company believes that, given its present financial difficulties and its reduction of employees at its Northville manufacturing facility, compliance with the Department of Commerce's directive would not be in the best interests of its creditors and stockholders. As a result of discussions between the parties, the Department of Commerce and the Company entered into a standstill agreement originally effective from October 14, 1998, through November 14, 1998 ("Standstill Agreement"), which was extended to November 18, 1998 by the mutual agreement of the Parties. During the terms of the Standstill Agreement, the Department of Commerce agreed that it would not initiate action to enforce the directive, and the Company agreed that it would not sell the Northville facility or certain finished goods and work-in-process inventory without the consent of the Department of Commerce. The Company is not aware of any plans by the Department of Commerce to seek enforcement of the directive. In February 1999, the Department of Commerce initiated discussions with the Company to revoke the outstanding directive. The Company expects that the Department of Commerce will revoke the directive and this matter will be concluded.

         In October 1998, several of the Company's former customers have initiated claims against the Company in Michigan state court seeking damages for breach of contract. In addition, certain of these customers sought preliminary injunctive relief directing the Company to continue manufacturing operations. After a hearing on October 16, 1998 concerning the preliminary injunction, the court declined to order the Company to resume manufacturing operations or to take any steps to complete any work-in-process but did order the Company to deliver certain finished goods to these former customers and to refrain from selling certain work-in-process to third parties. The Company has complied with the court order. In January 1999, the Company entered into agreements with the majority of these former customers to allow them to complete certain work-in-process related to their specific programs using the OIS facility. A condition of these agreements is a full and general release of any claims these former customers have or could initiate.

Plan of Liquidation

         On November 11, 1998, OIS's board of directors authorized, subject to stockholder approval, the orderly liquidation of the Company's assets pursuant to the Company's Plan of Liquidation and Dissolution (the "Plan"). The Plan provides that, if the requisite stockholder approval is received (such time of approval deemed the "Effective Date"), the officers and directors of the Company will initiate the complete liquidation and subsequent dissolution of the Company. After the Effective Date, OIS will not engage in any business activities except for the purpose of preserving the value of its assets, prosecuting and defending suits by or against OIS, adjusting and winding up its business and affairs, selling and liquidating its properties and assets, including its intellectual property and other intangible assets, paying its creditors and making distributions to stockholders, if any, in accordance with the Plan.

         Under the Plan, OIS will sell, transfer, or otherwise dispose of all of its property and assets, including its intellectual property and other intangible assets, to the extent, for such consideration and upon such terms and conditions as its board of directors deems expedient and in the best interest of OIS, its creditors and its stockholders. Prior to making any distributions, if any, to its stockholders, OIS will pay or make reasonable provisions to pay all of its claims and obligations, including all contingent, conditional or unmatured claims known to OIS. As part of the benefits granted thereto, GDIC, the holder of the outstanding shares of the Company's Series B Cumulative

Preferred Stock, par value $.01 per share, has the right to a preferential distribution of the assets of the Company in the event of a liquidation (the "Liquidation Preference"). If the Company's stockholders approve the Plan, in addition to paying the debts of its creditors, the Company will be obligated to distribute the Liquidation Preference to GDIC prior to any distributions to its common stockholders.

         Subject to its stockholders' approval of the Plan, the Company has been and will continue focusing its efforts on locating prospective buyers primarily interested in acquiring all or substantially all of the tangible assets of the Company. In anticipation of the possibility that it will be unable to effect a single transaction sale, the Company has been and will continue preparing for a liquidation involving separate multiple transactions by identifying prospective buyers for much of the Company's equipment and soliciting such buyers to access levels of interest. Although no timetable has been formally established, the Company anticipates that the liquidation of its assets will be substantially complete by June 30, 1999.

         Once the liquidation of OIS's property and assets is substantially completed, or at such earlier time as determined by its board of directors, the officers of the Company will promptly execute and file a certification of dissolution with the Secretary of State of the State of Delaware. Because of the existing debt and other obligations of OIS, OIS does not believe that its common stockholders will receive any proceeds from a liquidation.

Liquidation Basis of Accounting

         As a result of the contemplated liquidation discussed above, the Company changed its method of accounting from the going concern historical cost basis to the liquidation basis of accounting effective September 18, 1998. The going concern historical cost basis of accounting contemplates the realization of assets and liabilities in the ordinary course of business. The liquidation basis of accounting requires that assets and liabilities be valued at their estimated liquidation value. Assets and liabilities which have not been revalued to liquidation value are disclosed as such on the face of the financial statements. In addition, under the liquidation basis of accounting, gains and losses from dispositions of assets are displayed as net amounts versus gross revenue and expenses under the going concern historical cost basis of accounting. The primary financial statements required under the liquidation basis of accounting are a Statement of Net Assets (Deficiency) and a Statement of Changes in Net Assets (Deficiency).

           Under the liquidation basis of accounting, the Company believes that the going concern historical cost basis of cash and property and equipment will be realized and therefore deemed that no adjustment to the carrying value was necessary. Certain accounts receivable from employees, totaling approximately $110,000, were deemed uncollectable due to the lay off of the employees and were written off to adjust the going concern historical costs basis of accounts receivable to liquidation value. Prepaid assets and deferred income taxes were valued at the estimated cash liquidation value. Accordingly, the Company wrote off approximately $90,000 in prepaid assets as a result of the change to the liquidation basis of accounting. The Company recorded deferred income taxes of $1,826,000 resulting from the accrual of closure costs discussed below (see Note B to the Company's unaudited financial statements which make a part of this Form 10-Q). In addition, the Company wrote off approximately $214,000 in construction in progress which was not expected to be completed due to the probable liquidation of the Company. Initially, the Company anticipated that inventory would be realized at its going concern historical cost basis. However, a buyer that had expressed interest in purchasing substantially all of the Company's assets has formally notified the Company that it no longer had the intention to purchase the Company's assets. Accordingly, the Company reassessed the liquidation value of all assets and determined that it is not likely that the Company could realize the carrying value of inventory. Accordingly, the Company recorded an additional write down of inventory to estimated liquidation value of approximately $700,000, net of a tax benefit of approximately $380,000. The Company anticipates that accounts payable, accrued liabilities, accrued interest and income taxes payable to affiliate will be settled at their going concern basis carrying values and accordingly they have not been adjusted based upon the change to the liquidation basis of accounting. Bank debt and subordinated note payable to affiliate have not been revalued to liquidation basis primarily due to uncertainties as to when they would be settled based on the ultimate disposal of the Company's assets. The Company's accounting policies under the liquidation basis of accounting which differ from those under the going concern basis of accounting are discussed in Note B to the Company's unaudited financial statements which make a part of this Form 10-Q.

         Accrued closure costs represent costs to be incurred by the Company in implementing the shutdown plan approved by the board of directors and in preparing the facility for sale. The Company has accrued all reasonably estimatable costs directly associated with implementing the shutdown plan and in preparing for the sale of the facility. The accrual consists primarily of employee payroll and severance costs, totaling approximately $3,900,000 and estimated operating expenses during shutdown. Estimated operating expenses during the shutdown consist primarily of insurance expense, totaling $286,000, utilities expenses totaling $658,000 and other operating expenses totaling $372,000. Employee payroll and severance costs were estimated based on known payroll and severance commitments, including applicable fringe benefits, through approximately June 30, 1999, the date upon which most of the Company's current employee's employment agreements terminate. Operating expenses were estimated based on historical amounts, adjusted for the reduced activity of the Company during the liquidation period, which are expected to be incurred through June 30, 1999 to maintain the facility as required by the Company's debt and other agreements. Although no timetable has been formally established, it is expected that the liquidation will be substantially complete by June 30, 1999. The Company has not accrued costs which could vary significantly based on the timing of the proposed liquidation or are not reasonably estimatable. The most significant of these costs are interest and legal expenses. This accrual represents the Company's estimate of anticipated closure costs, however, actual costs incurred could differ materially from the estimate.

Following is a summary of amounts utilized and provided for in accrued closure costs during the period from September 18, 1998 to December 31, 1998:


                                                     CHARGES AGAINST        BALANCE AT
     COMPONENT               ORIGINAL ESTIMATE            ACCRUAL         DECEMBER 31, 1998
     ---------               -----------------        ---------------     -----------------
Payroll and related          $       3,900,000        $    (2,853,000)    $       1,047,000
Utilities                              658,000               (258,000)              400,000
Other operating expenses               372,000               (272,000)              100,000
Insurance                              286,000               (136,000)              150,000
                             -----------------        ---------------     -----------------

Total                        $       5,216,000        $    (3,519,000)    $       1,697,000
                             =================        ===============     =================

Commercial Credit Facility

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

                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

RESULTS OF OPERATIONS

         As discussed in the summary above, the Company conducted no manufacturing operations during the three months ended December 31, 1998, as a result of the plant shutdown effective September 18, 1998. Accordingly, there is no comparison of results of operations with the three months ended December 31, 1997. Following is a summary of actions taken during the three months ended December 31, 1998 as the Company pursued various options, discussed above, related to the contemplated liquidation of the Company.

         The Company continued to liquidate its inventories to its former customers. In addition, the Company was informed that a potential buyer for the Company would no longer actively pursue the purchase of the Company's assets. Accordingly, the Company recorded a net loss of approximately $0.7 million, net of related tax benefit of approximately $0.4 million, to reduce inventories to estimated liquidation value based on this change in contemplated liquidation.

         The Company incurred approximately $0.5 million in interest expense, net of related tax benefit of approximately $0.3 million, to service the Company's outstanding bank debt. In addition, $0.2 million in legal expenses, net of related tax benefit of $0.1 million, were incurred related to the shutdown and to prosecute and defend various legal actions by and against the Company, as discussed in the summary above

             PERIOD FROM JULY 1, 1998 TO SEPTEMBER 18, 1998 AND THE
                       SIX MONTHS ENDED DECEMBER 31, 1997

RESULTS OF OPERATIONS

Revenues

         Total revenues for the period from July 1, 1998 to September 18, 1998 (the "1999 Operating Period") of approximately $2.9 million were 76% lower than total revenue for the six months ended December 31, 1997 of $12.1 million. This decrease is attributable to the cessation of manufacturing operations in the Northville facility on September 18, 1998.

         The Company derived no revenues from engineering development agreements during the 1999 Operating Period, a decrease of $554,686 in revenues from the first six months of fiscal 1998. This decrease was due to the Company's decreased focus on engineering development agreements.

Cost of Sales

         Cost of sales for the 1999 Operating Period of approximately $7.4 million was 68% lower than the cost of sales for the first six months of fiscal 1998 of approximately $23.2 million. This decrease in cost of sales is primarily attributable to the cessation of manufacturing operations in the Northville facility on September 18, 1998.

Other Costs

         The Company's operating expenses, which consist of internal research and development and selling, general and administrative expenses, decreased approximately 56% during the 1999 Operating Period when compared to the first six months of fiscal 1998. This decrease resulted principally from the cessation of manufacturing operations in the Northville facility on September 18, 1998.

Changes in Net Asset Deficiency

         The change in net asset deficiency of approximately $2.4 million was due to the accrual of estimated closure costs of approximately $3.8 million, net of related tax benefit of approximately $1.8 million; the recognition of the local government subsidy of approximately $2.8 million; a reduction of inventory to estimated liquidation value of approximately $0.7 million, net of related tax benefit of approximately $0.4 million; and interest and legal expenses incurred of approximately $0.7 million, net of related tax benefit of approximately $0.4 million. Accrued closure costs represent costs to be incurred by the Company in implementing the shutdown plan approved by its board of directors and in preparing the Company's Northville facility for sale. The Company has accrued all reasonably estimatable costs directly associated with implementing the shutdown plan and in preparing for the sale of its Northville facility. The accrual consists primarily of employee payroll and severance costs totaling $3,900,000 and other estimated operating expenses during the shutdown. Estimated operating expenses during the shutdown consist primarily of insurance expense, totaling $286,000, utilities expenses totaling $658,000 and other operating expenses totaling $372,000. Employee payroll and severance costs were estimated based on known payroll and severance commitments, including applicable fringe benefits, through approximately June 30, 1999. The Company estimates that all employees will be terminated by that date based on agreements reached with remaining employees. Operating expenses were estimated based on historical amounts, adjusted for the reduced activity of the Company during the liquidation period, which are expected to be incurred through June 30, 1999 to maintain the facility as required by the Company's debt and other agreements. It is expected that the liquidation will be substantially complete by June 30, 1999.

         The Company has not accrued costs which could vary significantly based on the timing of the proposed liquidation or are not reasonably estimatable. The most significant of these costs are interest and legal expenses. This accrual represents the Company's estimate of anticipated closure costs, however, actual costs incurred could differ materially from this estimate. The local government subsidy had been amortized over 30 years. As the Company has met all requirements of the local government subsidy, and will no longer have any operations, the remaining balance was recognized as of September 18, 1998. Initially, the Company anticipated that inventory would be realized at its going concern historical cost basis. However, a buyer that had expressed interest in purchasing substantially all of the Company's assets formally notified the Company that it no longer had the intention to purchase the Company's assets. Accordingly, the Company reassessed the liquidation value of all assets and determined that it is not likely that the Company could realize the carrying value of its inventory.

Following is a summary of amounts utilized and provided for in accrued closure costs during the period from September 18, 1998 to December 31, 1998:


                                                                      Charges against            Balance at
            Component                     Original Estimate               Accrual             December 31, 1998
            ---------                     -----------------               -------            ------------------
Payroll and related                       $       3,900,000            $ (2,853,000)         $        1,047,000
Utilities                                           658,000                (258,000)                    400,000
Other operating expenses                            372,000                (272,000)                    100,000
Insurance                                           286,000                (136,000)                    150,000
                                          -----------------            -------------         ------------------

Total                                     $       5,216,000            $ (3,519,000)         $        1,697,000
                                          =================            =============         ==================

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         On September 17, 1998 Guardian, the Company's principal source of funding, informed OIS that, in light of the Company's continued operating losses and the failure of the strategic investment process, Guardian would not make any further investments in the Company to fund operations. As a result, effective September 18, 1998, OIS ceased manufacturing operations in accordance with a plant shutdown plan approved by its board of directors. The Company's cash and cash equivalents at December 31, 1998 were $214,372.

         OIS's board of directors has, subject to stockholder approval, authorized the orderly liquidation of the Company's assets pursuant to the Plan of Liquidation. Because of its existing debt and other obligations, OIS does not believe that its common stockholders will receive any proceeds from a liquidation. However, OIS currently anticipates that funds received under the Tax Sharing Agreement and through the disposition of its assets will be sufficient to allow OIS to implement the shutdown plan and liquidation and pay its debts as they become due.

         While the Company's cash had decreased at December 31, 1998, to approximately $214,000 from approximately $1.1 million at June 30, 1998, the Company expects to meet its obligations through collection of accounts receivable, the sale of both finished and partially completed inventory on hand, the sale of raw materials, supplies, fixtures, equipment and the facility and amounts received under the Tax Sharing Agreement.

Capital Resources

         As a result of the discontinuation of its operations, the Company's sole source of funds will be from the disposition of the assets described above.

         The Company has exhausted its $52.5 million commercial credit facility with NBD Bank N.A. and Bank of America NT&SA. In addition, on March 30, 1998, the Company granted those banks a first priority lien and security interest in all tangible and intangible assets of the Company, including intellectual property, to secure repayment of the commercial credit facility. The credit agreement governing the commercial credit facility contains a number of financial and other covenants. The Company is not currently in compliance with all of the covenants contained in the credit agreement. The banks have the right to demand repayment of amounts outstanding as long as the Company has not cured the event of default or obtained a waiver from the banks or, if in the banks discretion, a material adverse change has occurred with respect to the Company's business. It is probable that the Company will not be able to meet the ongoing covenants in its credit agreement during fiscal 1999. If the Company is unable to meet these covenant requirements and is unable to secure a waiver from the banks, the banks have the right to demand the immediate repayment of amounts outstanding. On December 31, 1998, the Company made an additional principal repayment of $2.75 million which was funded through receipt of a payment from Guardian under the Tax Sharing Agreement. The commercial credit facility matures in December 1999, and quarterly principal installments are due as follows: $3.38 million on each of March 31, 1999 and June 30, 1999; $3.88 million on September 30, 1999; and $25.88 million on December 31, 1999.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains statements that are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Among other things, they regard the Company's liquidity, financial condition, operational matters and certain strategic initiatives and alternatives and their potential outcomes. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expects," "may," "not considered likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Additionally, from time to time, the Company or its representatives have made or may make oral or written forward-looking statements. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or in press releases or oral statements made by or with the approval of an authorized executive officer of the Company. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements:
(1) as a result of risks and uncertainties identified in the Company's publicly filed reports; (2) as a result of risks associated with the implementation of its manufacturing facility shutdown and its Plan of Liquidation described herein; (3) as a result of factors over which the Company has no control, including the overall strength of the avionics display market;(4) as a result of the value that potential buyers may place on the assets of the Company; or (5) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part I of this Form 10-Q.

Item 2.    Changes in Securities and Use of Proceeds.

           Name.

Item 3.    Defaults Upon Senior Securities.

           None. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part I of this Form 10-Q for a discussion of the Company's liquidity and capital resources.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           A.     EXHIBITS

                  Exhibit 27. Financial Data Schedule (EDGAR version only).

           B.     REPORTS ON FORM 8-K

                  Report on Form 8-K filed by the Company on January 6, 1999. Report on Form 8-K filed by the Company on January 7, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OIS Optical Imaging Systems, Inc.
                                  (Registrant)




Date:  February 22, 1999          By:  /s/ Charles C. Wilson
                                    --------------------------------------------
                                     Charles C. Wilson
                                     President and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.              Description
-----------              -----------
     27                  Financial Data Schedule