Form 10-Q/A
period 1998-09-30
OIS OPTICAL IMAGING SYSTEMS INC
filed 1999-02-23
CIK 753601

                                   FORM 10-Q/A

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

        (Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    September 30, 1998
                                      --------------------------

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

                         Commission File Number 0-16343

                        OIS OPTICAL IMAGING SYSTEMS, INC.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   38-2544320
    ------------------------------------------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization


       47050 Five Mile Road Northville, Michigan                 48167
  ----------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (734) 454-5560
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

                               Yes  X     No
                                   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 19, 1999:

Common Stock, $0.01 par value                               97,468,429
-----------------------------                               ----------
         Class                                           Number of Shares

                         PART I - FINANCIAL INFORMATION

Financial Statements

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                             STATEMENT OF CHANGES IN
                         NET ASSETS (LIQUIDATION BASIS)
             FOR THE PERIOD FROM JUNE 30, 1998 TO SEPTEMBER 30, 1998
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
                                                                                                          ============

                        OIS OPTICAL IMAGING SYSTEMS, INC.
                 STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
                                   (Unaudited)


                                              For the Period from
                                              July 1, 1998 through        Three Months Ended
                                               September 18, 1998         September 30, 1997
                                               ------------------         ------------------
REVENUES
Display revenue                                   $  2,541,638                $  5,471,532
Engineering revenue                                       --                       384,179
Sensor and other revenue                               394,405                     623,017
                                                  ------------                ------------
TOTAL REVENUES                                       2,936,043                   6,478,728

COST OF SALES
Display                                              5,936,692                  10,170,131
Engineering                                               --                       858,467
Sensor and other                                     1,419,069                     659,743
                                                  ------------                ------------
TOTAL COST OF SALES                                  7,355,761                  11,688,341

  GROSS LOSS                                        (4,419,718)                 (5,209,613)

OPERATING EXPENSES
Internal research and development                      351,491                     365,067
Selling, general and administrative                  1,417,780                   1,472,228
                                                  ------------                ------------
TOTAL OPERATING EXPENSES                             1,769,271                   1,837,295

   OPERATING LOSS                                   (6,188,989)                 (7,046,908)

OTHER INCOME (EXPENSE)
Interest expense                                    (1,093,430)                 (1,098,926)
Interest income                                          6,158                       9,279
Licensing and royalties                                120,000                      77,204
Other                                                   25,300                      60,700
                                                  ------------                ------------
TOTAL OTHER INCOME (EXPENSE)                          (941,972)                   (951,743)
                                                  ------------                ------------

Loss before Income Tax benefit                    $ (7,130,961)               $ (7,998,651)
Income Tax benefit                                   2,506,000                   2,801,000
                                                  ------------                ------------

NET LOSS                                          $ (4,624,961)               $ (5,197,651)
                                                  ------------                ------------

Preferred stock dividends                            1,837,721                   1,484,845
                                                  ------------                ------------

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                                      $ (6,462,682)               $ (6,682,496)
                                                  ============                ============

NET LOSS PER COMMON SHARE (Note B)                $       (.07)               $       (.07)
                                                  ============                ============


See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                   STATEMENT OF NET ASSETS (LIQUIDATION BASIS)
                                   (Unaudited)

                                                                        September 30, 1998
                                                                        ------------------



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
                                                                             ============


See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                                  BALANCE SHEET

                                     ASSETS
                              (GOING CONCERN BASIS)

                                                                                   June 30,1998
                                                                                 ----------------
CURRENT ASSETS
  Cash and cash equivalents                                                           $1,078,567
  Accounts receivable
    (Net of reserve for doubtful accounts of
     $60,000)                                                                          4,040,661
  Inventories                                                                          9,411,086
  Income tax receivable from affiliate                                                 5,100,756
  Prepaid expenses and other current assets                                              771,105
                                                                                     -----------

     TOTAL CURRENT ASSETS                                                             20,402,175

PROPERTY AND EQUIPMENT
  Land                                                                                 3,000,000
  Building                                                                            11,100,000
  Machinery and other equipment                                                        6,900,000
                                                                                     -----------

  TOTAL PROPERTY AND EQUIPMENT                                                        21,000,000


Less accumulated depreciation                                                               --


  TOTAL PROPERTY AND EQUIPMENT, NET                                                   21,000,000
                                                                                     -----------

  DEFERRED INCOME TAXES                                                                7,000,000
                                                                                     -----------

  TOTAL ASSETS                                                                       $48,402,175
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

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                                                For the Period from
                                                                                July 1, 1998 through          Three Months Ended
                                                                                 September 18, 1998           September 30, 1997
                                                                               ----------------------       ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(4,624,961)                    $(5,197,651)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization of local government subsidy                         (25,000)                      1,550,000
    Deferred compensation expense                                                     248,012                         246,666
  Impact on cash flows from changes in assets and liabilities:
    Receivables                                                                     6,349,574                         (21,066)
    Prepaid expenses and other assets                                                (176,722)                       (120,301)
    Inventory                                                                          99,359                        (725,322)
    Accounts payable and accrued liabilities                                          201,074                         (81,367)

    Deferred revenues                                                                    --                          (112,204)
                                                                                  -----------                     -----------

NET CASH PROVIDED BY (USED IN) OPERATING                                            2,071,336                      (4,461,245)
 ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (214,584)                       (352,863)
                                                                                  -----------                     -----------

    NET CASH USED IN INVESTING ACTIVITIES                                            (214,584)                       (352,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long term debt                                             (2,750,000)                           --
  Net proceeds from issuance of debt and notes                                           --                         6,000,000
                                                                                  -----------                     -----------


     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                                        (2,750,000)                      6,000,000
                                                                                  -----------                     -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (893,248)                      1,185,892

NET CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                               1,078,567                         960,042
                                                                                  -----------                     -----------

NET CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                   $   185,319                     $ 2,145,934
                                                                                  ===========                     ===========


See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                               For the Period from
                                               July 1, 1998 through        Three Months Ended
                                                September 18, 1998         September 30, 1997
                                              ----------------------      ---------------------

SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:

  Cash paid for interest                             $1,010,091                  $1,309,631



   Cash equivalents:
   Cash equivalents consist of investments in short-term, highly-liquid securities having maturity of three months or less, made as a part of OIS' cash management activity.



SUPPLEMENTAL SCHEDULE OF NONCASH
  TRANSACTIONS:

                                                Three Months Ended
                                                September 30, 1997
                                               ---------------------

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

The Company is in violation of certain covenants contained in its credit agreement with NBD Bank N.A. and Bank of America NT&SA. Certain of the violations have been waived by the lending institutions but the lending institutions have the right to demand the repayment of all amounts outstanding. In addition, under the terms of the credit agreement the lending institutions have the right to demand repayment of amounts due based on the lending institutions' discretion as to whether a material adverse change has occurred in the Company's business. It is probable that the Company will be unable to meet the ongoing covenants in the credit agreement during fiscal 1999. The Company anticipates that it will be able to obtain waivers of these violations as they occur and that the lending institutions will not exercise their demand rights.

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

On November 11, 1998, the Company's Board of Directors approved a Plan of Liquidation and Dissolution, which the Board of Directors will submit to the stockholders of the Company for their approval. Due to the existing debt and other obligations of the Company, the Company does not believe that the common stockholders of the Company will receive any proceeds from the liquidation.

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

Under the liquidation basis of accounting, the Company believes that the going concern historical cost basis of cash, inventory and property and equipment will be realized and therefore determined that no adjustment to the carrying value was necessary. Certain accounts receivable from employees, totaling approximately $110,000, were deemed uncollectable due to the lay off of the employees and were written off to adjust the going concern historical costs basis of accounts receivable to liquidation value. Prepaid assets and deferred income taxes were valued at their estimated cash liquidation value. Accordingly, the Company wrote off approximately $90,000 in prepaid assets as a result of the change to the liquidation basis of accounting. The Company recorded deferred income taxes of $1,826,000 due to the accrual of closure costs discussed below (See Note B). In addition, the Company wrote off approximately $214,000 in construction in progress which was not expected to be completed due to the probable liquidation of the Company. The Company anticipates that accounts payable, accrued liabilities, accrued interest and income taxes payable to affiliate will be settled at there going concern basis carrying values and accordingly they have not been adjusted upon the change to the liquidation basis of accounting. Bank debt and subordinated note payable to affiliate have not been revalued to liquidation basis primarily due to uncertainties as to when they would be settled based on the ultimate disposal of the Company's assets. The Company's accounting policies under the liquidation basis of accounting which differ from those under the going concern basis of accounting are discussed in Note B.

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

Accrued Closure Costs - Accrued closure costs represent costs to be incurred by the Company in implementing the shutdown plan approved by the Board of Directors and in preparing the facility for sale (see Note A). The Company has accrued all reasonably estimatable costs directly associated with implementing the shutdown plan and in preparing for the sale of the facility. The accrual consists primarily of employee payroll and severance costs, totaling approximately $3,900,000 and estimated operating expenses during shutdown. Estimated operating expenses during the shutdown consist primarily of insurance expense, totaling $286,000, utilities expenses totaling $658,000 and other operating expenses totaling $372,000. Employee payroll and severance costs were estimated based on known payroll and severance commitments, including applicable fringe benefits, through approximately June 30, 1999, the date upon which most of the Company's current employees' employment agreements terminate. Operating expenses were estimated based on historical amounts, adjusted for the reduced activity of the Company during the liquidation period, which are expected to be incurred through June 30, 1999 to maintain the facility as required by the Company's debt and other agreements. Although no timetable has been formally established, it is expected that the liquidation will be substantially complete by June 30, 1999. The Company has not accrued costs which could vary significantly based on the timing of the proposed liquidation or are not reasonably estimatable. The most significant of these costs are interest and legal expenses. This accrual represents the Company's estimate of anticipated closure costs, however, actual costs incurred could differ materially from this estimate.

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

         As disclosed in its recent reports, OIS, with the encouragement and cooperation of Guardian, had been exploring a full range of strategic alternatives throughout fiscal 1998. Guardian, through its majority-owned subsidiary, GD Investments Corp. ("GDIC"), is the majority stockholder of the Company. In February 1998, OIS retained an investment banking firm and began seeking one or more investors with a strategic interest in providing long term funding to OIS. During this process numerous companies in the avionics and electronics industries, among others, were contacted and presented with information about OIS. In August and September 1998, OIS and Guardian also attempted to interest a group of OIS's key customers in acquiring control of OIS. In September 1998, in light of the Company's continued operating losses and the failure of this strategic investment process, Guardian informed the Company that it would not make any further investments in the Company. As a result of these developments, effective as of September 18, 1998, OIS ceased manufacturing operations in its Northville facility in accordance with a plant shutdown plan approved by its board of directors. The Company did not conduct significant operations for the period from September 18, 1998 to September 30, 1998. Accordingly, the Company anticipates that it will generate little or no future revenues, except in connection with the liquidation of its assets.

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

         Subject to its stockholders' approval of the Plan, the Company has been and will continue focusing its efforts on locating prospective buyers primarily interested in acquiring all or substantially all of the tangible assets of the Company. In anticipation of the possibility that it will be unable to effect a single transaction sale, the Company has been and will continue preparing for a liquidation involving separate multiple transactions by identifying prospective buyers for much of the Company's equipment and soliciting such buyers to access levels of interest. Although no timetable has been formally established the Company anticipates that the liquidation of its assets will be substantially complete by June 30, 1999.

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

         Under the liquidation basis of accounting, the Company believes that the going concern historical cost basis of cash, inventory and property and equipment will be realized and therefore determined that no adjustment to the carrying value was necessary. Certain accounts receivable from employees, totaling approximately $110,000, were deemed uncollectable due to the lay off of the employees and were written off to adjust the going concern historical costs basis of accounts receivable to liquidation value. Prepaid assets and deferred income taxes were valued at their estimated cash liquidation value. Accordingly, the Company wrote off approximately $90,000 in prepaid assets as a result of the change to the liquidation basis of accounting. The Company recorded deferred income taxes of $1,826,000 due to the accrual of certain closure costs. In addition, the Company wrote off approximately $214,000 in construction in progress which was not expected to be completed due to the probable liquidation of the Company. The Company anticipates that accounts payable, accrued liabilities, accrued interest and income taxes payable to affiliate will be settled at there going concern basis carrying values and accordingly they have not been adjusted upon the change to the liquidation basis of accounting. Bank debt and subordinated note payable to affiliate have not been revalued to liquidation basis primarily due to uncertainties as to when they would be settled based on the ultimate disposal of the Company's assets.

         Accrued closure costs represent costs to be incurred by the Company in implementing the shutdown plan approved by its board of directors and in preparing its Northville facility for sale. The Company has accrued all reasonably estimatable costs directly associated with implementing the shutdown plan and in preparing for the sale of the facility. The accrual consists primarily of employee payroll and severance costs, totaling approximately $3,900,000 and estimated operating expenses during shutdown. Estimated operating expenses during the shutdown consist primarily of insurance expense, totaling $286,000, utilities expenses totaling

$658,000 and other operating expenses totaling $372,000. Employee payroll and severance costs were estimated based on known payroll and severance commitments, including applicable fringe benefits, through approximately June 30, 1999, the date upon which most of the Company's current employees' employment agreements terminate. Operating expenses were estimated based on historical amounts, adjusted for the reduced activity of the Company during the dissolution period, which are expected to be incurred through June 30, 1999 to maintain the facility as required by the Company's debt and other agreements. Although no timetable has been formally established, it is expected that the liquidation will be substantially complete by June 30, 1999. The Company has not accrued costs which could vary significantly based on the timing of the proposed liquidation or are not reasonably estimatable. The most significant of these costs are interest and legal expenses. This accrual represents the Company's estimate of anticipated closure costs, however, actual costs incurred could differ materially from this estimate. The Company's accounting policies under the liquidation basis of accounting which differ from those under the going concern basis of accounting are discussed in Note B.


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

Cost of Sales

         Cost of sales for the Fiscal 1999 First Quarter Operating Period of approximately $7.4 million was 37% lower than cost of sales for the first quarter of fiscal 1998 of $11.7 due to the lower revenues and the absence of depreciation expense caused by the write down of assets on June 30, 1998 to net realizable value. Cost of sales as a percentage of revenue increased substantially to 251% for the first quarter of fiscal 1999 from 180% for the same period in the preceding fiscal year. This increase was attributable to the significant decrease in revenue due to the cessation of manufacturing on September 18, 1998.

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

Changes in Net Asset Deficiency

         The change in net asset deficiency of approximately $1.0 million was due to the accrual of estimated closure costs of approximately $3.8 million, net of related tax benefit of approximately $1.8 million and the recognition of the local government subsidy of approximately $2.8 million. Accrued closure costs represent costs to be incurred by the Company in implementing the shutdown plan approved by the board of directors and in preparing the Company's Northville facility for sale. The Company has accrued all reasonably estimatable costs directly associated with implementing the shutdown plan and in preparing for the sale of its Northville facility. The accrual consists primarily of employee payroll and severance costs, estimated operating expenses during the shutdown and cost to cancel certain leases. The Company has not accrued costs which could vary significantly based on the timing of the proposed liquidation or are not reasonably estimatable. The most significant of these costs are interest and legal expenses. This accrual represents the

Company's estimate of anticipated closure costs, however, actual costs incurred could differ materially from this estimate. The local government subsidy had been amortized over 30 years. As the Company has met all requirements of the local government subsidy, and will no longer have any operations, it has been reversed as of September 18, 1998.


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

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains statements that are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Among other things, they regard the Company's liquidity, financial condition, operational matters and certain strategic initiatives and alternatives and their potential outcomes. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," " expects," "may," "not considered likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Additionally, from time to time, the Company or its representatives have made or may make oral or written forward-looking statements. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or in press releases or oral statements made by or with the approval of an authorized executive officer of the Company. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements:
(1) as a result of risks and uncertainties identified in the Company's publicly filed reports; (2) as a result of risks associated with the implementation of its manufacturing facility shutdown and its Plan of Liquidation described herein; (3) as a result of factors over which the Company has no control, including the overall strength of the avionics display market; (4) as a result of the value that potential buyers may place on the Company's assets; or (5) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

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


                                     OIS Optical Imaging Systems, Inc.
                                     (Registrant)





Date:  February 22, 1999            By: /s/ Charles C. Wilson
                                         --------------------------
                                         Charles C. Wilson
                                         President and Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                       Description
------------                      -----------
     27                           Financial Data Schedule