Form 10-Q
period 1999-03-31
OIS OPTICAL IMAGING SYSTEMS INC
filed 1999-05-24
CIK 753601

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  March 31, 1999
                                             -----------------------------------

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from       to
                                            ------  ------


                         Commission File Number 0-16343
                                                -------

                        OIS OPTICAL IMAGING SYSTEMS, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                 38-2544320
   ---------------------------------------------------------------------------
        (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        incorporation or organization)

      47050 Five Mile Road Northville, Michigan            48167
--------------------------------------------------------------------------------
        (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  (734) 454-5560
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

     Yes     X          No
         ---------          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 21, 1999:

Common Stock, $0.01 par value                       97,469,850
--------------------------------             -----------------------------------
            Class                                 Number of Shares

                         PART I - FINANCIAL INFORMATION

Financial Statements


                        OIS OPTICAL IMAGING SYSTEMS, INC.

                             STATEMENT OF CHANGES IN
                         NET ASSETS (LIQUIDATION BASIS)
               FOR THE PERIOD FROM JUNE 30, 1998 TO MARCH 31, 1999
                                   (Unaudited)


Stockholders' deficit at June 30, 1998 (going concern
  historical cost basis)                                                        $(11,339,920)
Net loss from operations for the period from July 1, 1998 to
  September 18, 1998                                                              (4,624,961)
Change in deferred compensation from July 1, 1998 to September 18, 1998              248,012
                                                                                ------------
Stockholders' deficit at September 18, 1998 (going concern historical
  cost basis)                                                                    (15,716,869)
Accrual of estimated closure costs anticipated from discontinuance of manufacturing operations on September 18, 1998, net of tax benefit
  of $1,826,000                                                                   (3,802,234)
Revision to closure cost accrual due to change in estimated liquidation
  timing, net of tax benefit of $223,000                                            (413,000)
Recognition of local government subsidy due to discontinuance of
  manufacturing operations on September 18, 1998                                   2,775,000
Reduction of inventory balance to liquidation basis, net of estimated
  tax benefit of $521,000                                                           (974,589)
Reduction of property and equipment to liquidation basis, net of
  estimated tax benefit of $1,249,000                                             (2,501,000)
Reduction of accounts  receivable to liquidation basis, net of estimated
  tax benefit of $116,000                                                           (214,000)
Net gain from leasing manufacturing facility, net of estimated tax
  benefit of $136,000                                                                253,000
Expenses incurred:
  Interest expense, net of tax benefit of $470,000                                  (872,169)
  Legal expense, net of tax benefit of $178,000                                     (330,608)
                                                                                ------------

Net asset deficiency at March 31, 1999                                          $(21,796,469)
                                                                                ============

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                             STATEMENT OF CHANGES IN
                         NET ASSETS (LIQUIDATION BASIS)
             FOR THE PERIOD FROM DECEMBER 31, 1998 TO MARCH 31, 1999
                                   (Unaudited)


Net asset deficiency at December 31, 1998                                       $(18,167,414)
Revision to closure cost accrual due to change in estimated liquidation
  timing, net of tax benefit of $223,000                                            (413,000)
Revision of estimated liquidation value of inventory, net of estimated
  tax benefit of $141,000                                                           (262,225)
Revision of estimated liquidation value of property and equipment, net of
  estimated tax benefit of $1,249,000                                             (2,501,000)
Revision of estimated liquidation value of accounts receivable, net of estimated
  tax benefit of $116,000                                                           (214,000)
Net gain from leasing manufacturing facility, net of estimated tax
  provision of $136,000                                                              253,000
Expenses incurred:
  Interest expense, net of tax benefit of $215,000                                  (398,442)
  Legal expense, net of tax benefit of $50,000                                       (93,388)
                                                                                ------------

Net asset deficiency at March 31, 1999                                          $(21,796,469)
                                                                                ============

                        OIS OPTICAL IMAGING SYSTEMS, INC.
                 STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
                                   (Unaudited)



                                                                    For the Period from
                                                Three Months          July 1, 1998             Nine Months
                                                    Ended                 through                  Ended
                                               March 31, 1998        September 18, 1998        March 31, 1998
                                            -------------------     --------------------    -------------------
REVENUES
Display revenue                                 $  4,534,835           $  2,541,638           $ 14,969,835
Engineering revenue                                   23,059                     --                577,745
Sensor and other revenue                             551,461                394,405              1,704,458
                                                ------------           ------------           ------------
TOTAL REVENUES                                     5,109,355              2,936,043             17,252,038

COST OF SALES
Display                                            8,444,414              5,936,692             28,993,402
Engineering                                          240,219                     --              1,467,673
Sensor and other                                     797,040              1,419,069              2,266,773
                                                ------------           ------------           ------------
TOTAL COST OF SALES                                9,481,673              7,355,761             32,727,848

   GROSS LOSS                                     (4,372,318)            (4,419,718)           (15,475,810)

OPERATING EXPENSES
Internal research and development                    309,517                351,491              1,037,301
Selling, general and administrative                1,558,450              1,417,780              4,826,073
                                                ------------           ------------           ------------
TOTAL OPERATING EXPENSES                           1,867,967              1,769,271              5,863,374

   OPERATING LOSS                                 (6,240,285)            (6,188,989)           (21,339,184)

OTHER INCOME (EXPENSE)
Interest expense                                  (1,043,554)            (1,093,430)            (3,312,033)
Interest income                                        7,259                  6,158                 21,093
Licensing and royalties                              244,852                120,000                422,056
Other                                                 33,400                 25,300                121,660
                                                ------------           ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                        (758,043)              (941,972)            (2,747,224)
                                                ------------           ------------           ------------

Loss before income tax benefit                    (6,998,328)            (7,130,961)           (24,086,408)
Income tax benefit                                 2,585,000              2,506,000              8,566,000
                                                ------------           ------------           ------------

NET LOSS                                          (4,413,328)            (4,624,961)           (15,520,408)
                                                ------------           ------------           ------------

Preferred stock dividends, unaccrued
and unpaid                                         1,588,675              1,837,721              4,561,433
                                                ------------           ------------           ------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
                                                $ (6,002,003)          $ (6,462,682)          $(20,081,841)
                                                ============           ============           ============

NET LOSS PER COMMON SHARE
 (Note B)                                       $       (.06)          $       (.07)          $       (.21)
                                                ============           ============           ============

See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                   STATEMENT OF NET ASSETS (LIQUIDATION BASIS)
                                   (Unaudited)


                                                                                 March 31, 1999
                                                                                ---------------


ASSETS
  Cash                                                                          $     80,416
  Accounts receivable                                                                386,655
  Inventory                                                                        2,072,800
  Prepaid expenses                                                                 1,265,411
  Property and equipment                                                          17,221,438
  Deferred income taxes                                                           11,198,000
                                                                                ------------

     TOTAL ASSETS                                                                 32,224,720
                                                                                ------------


LIABILITIES
  Accounts payable                                                                   403,325
  Accrued liabilities                                                                390,462
  Accrued interest                                                                 1,088,796
  Accrued closure costs                                                            1,615,000
  Income taxes payable to affiliate                                                5,398,606
  Bank debt (not revalued to liquidation value)                                   33,125,000
  Subordinated note payable to affiliate (not revalued to
   liquidation value)                                                             12,000,000
                                                                                ------------

     TOTAL LIABILITIES                                                            54,021,189
                                                                                ------------

     NET ASSET DEFICIENCY                                                       $(21,796,469)
                                                                                ============


See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                                  BALANCE SHEET

                                     ASSETS
                              (GOING CONCERN BASIS)

                                                                                  June 30, 1998
                                                                                ---------------

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

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                              (GOING CONCERN BASIS)

                                                                                      June 30, 1998
                                                                                    ------------------

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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred Stock, par value $0.01 per share:
     Series B, 8% cumulative, non-convertible and voting
       Authorized - 100,000 shares
       91,137 issued and outstanding
  Common Stock, par value $0.01 per share:                                                      911
       Authorized - 125,000,000 shares
       97,468,429 issued and outstanding                                                    974,684
   Additional paid-in capital                                                           159,581,155
   Accumulated deficit                                                                 (171,458,726)
   Deferred compensation                                                                   (437,944)
                                                                                      -------------

     TOTAL STOCKHOLDERS' DEFICIT                                                        (11,339,920)
                                                                                      -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $  48,402,175
                                                                                      =============


See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                                                For the Period from
                                                                                    July 1, 1998
                                                                                      through           Nine Months Ended
                                                                                 September 18, 1998       March 31, 1998
                                                                                --------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $ (4,624,961)           $(15,520,408)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and recognition of local government subsidy                         (25,000)              4,745,857
    Deferred compensation expense                                                    248,012                 550,115
  Impact on cash flows from changes in assets and liabilities:
    Receivables                                                                    6,349,574               2,837,057
    Prepaid expenses and other assets                                               (176,722)               (161,307)
    Inventory                                                                         99,359              (1,850,771)
    Accounts payable and accrued expenses                                            201,074                (777,013)
    Deferred revenues                                                                     --                (112,204)
                                                                                ------------            ------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                                                        2,071,336             (10,288,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (214,584)             (1,000,897)
                                                                                ------------            ------------

NET CASH USED IN INVESTING ACTIVITIES                                               (214,584)             (1,000,897)

CASH FLOWS FROM FINANCIAL ACTIVITIES:
  Principal payments on long term debt                                            (2,750,000)                     --
  Net proceeds from issuance of debt and notes                                            --               1,000,000
  Net proceeds from issuance of common stock                                              --                   9,545
  Net proceeds from issuance of preferred stock                                           --              11,000,000
                                                                                ------------            ------------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                                             (2,750,000)             12,009,545
                                                                                ------------            ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                    (893,248)                719,974

NET CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                               1,078,567                 960,042
                                                                                ------------            ------------

NET CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                                  $    185,319            $  1,680,016
                                                                                ============            ============


See notes to financial statements.

                        OIS OPTICAL IMAGING SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                                                  For the Period from
                                                                 July 1, 1998 through      Nine Months Ended
                                                                  September 18, 1998          March 31, 1998
                                                              ------------------------     -------------------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid for interest                                          $1,010,091                   $2,981,038


Cash equivalents:
Cash equivalents consist of investments in short-term, highly-liquid securities having maturity of three months or less, made as a part of OIS' cash management activity.



SUPPLEMENTAL SCHEDULE OF NONCASH
TRANSACTIONS:

                                                                  Nine Months Ended
                                                                    March 31, 1998
                                                                  ------------------

Common stock issued in exchange for deferred
compensation, net of terminations
                                                                     $278,442


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

During fiscal 1998, the Company, with the encouragement and cooperation of Guardian Industries Corp. ("Guardian"), had been exploring a full range of strategic alternatives. Guardian, through its majority-owned subsidiary, GD Investments Corp. ("GDIC"), is the Company's majority stockholder. In February 1998, the Company retained an investment banking firm and began seeking one or more investors with a strategic interest in providing long term funding to the Company. The results of this search were not successful in securing additional financing or a buyer for the Company. In September 1998, in light of the Company's continued operating losses and the failure of this strategic investment process, Guardian informed the Company that it would not make any further investments in the Company. As a result of these developments, effective September 18, 1998, the Company ceased manufacturing operations at its Northville facility in accordance with a plant shutdown plan approved by its board of directors. In addition, the Company canceled substantially all of its outstanding contracts and laid off substantially all of its employees. During the third quarter of fiscal 1999, the Company did not conduct any manufacturing operations in its Northville facility. A core group of employees remain at the facility to maintain and prepare for the anticipated liquidation of the Company's assets.

On September 28, 1998, the U.S. Department of Commerce ("Department of Commerce") issued a directive to the Company requiring that it continue to produce and deliver active matrix liquid crystal displays ("AMLCDs") pursuant to certain contracts between the Company and certain of its customers which were allegedly subject to, and rated under, the Defense Priorities and Allocations System ("DPAS") regulations (15 C.F.R. Part 700), which regulations govern the performance of certain contracts for the supply of goods in connection with U.S. defense programs. In response to the directive, the Company advised the Department of Commerce that the Company believes the Department of Commerce's directive is not authorized by applicable law and is based on incorrect factual premises, particularly concerning the existence of any remaining obligations under any DPAS rated contracts. In addition, the Company believes that, given its present financial difficulties and its reduction of employees at its Northville manufacturing facility, compliance with the Department of Commerce's directive would not be in the best interests of its creditors and stockholders. As a result of discussions between the parties, the Department of Commerce and the

Company entered into a standstill agreement originally effective from October 14, 1998, through November 14, 1998 ("Standstill Agreement"), which was extended to November 18, 1998 by the mutual agreement of the parties. During the terms of the Standstill Agreement, the Department of Commerce agreed that it would not initiate action to enforce the directive, and the Company agreed that it would not sell the Northville facility or certain finished goods and work-in-process inventory without the consent of the Department of Commerce. The Department of Commerce revoked the directive by way of a signed letter dated March 15, 1999.

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

On November 11, 1998, the Company's Board of Directors approved a Plan of Liquidation and Dissolution, which the Board of Directors submitted to the stockholders of the Company for their approval at the Company's Annual Meeting of Stockholders held on March 31, 1999. At the Annual Meeting of Stockholders, and as more fully described elsewhere in this Form 10-Q, the Company's stockholders approved the Plan of Liquidation. Due to existing debt and other obligations, the Company does not believe that its common stockholders will receive any proceeds from the liquidation.

Although Guardian will not make any additional investments in the Company, the Company anticipates that funds received under a tax sharing agreement entered into with Guardian and through the disposition of its assets, including its intellectual property, will be sufficient to allow the Company to implement the shutdown plan and pay its debts as they become due.

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

Under the liquidation basis of accounting, the Company originally anticipated that the going concern historical cost basis of cash and property and equipment would be realized and therefore deemed that no adjustment to the carrying value was necessary. Certain accounts receivable from employees, totaling approximately $110,000, were deemed uncollectable due to the lay off of the employees and were written off to adjust the going concern historical costs basis of accounts receivable to liquidation value. Prepaid assets and deferred income taxes were valued at the estimated cash liquidation value. Accordingly, the Company wrote off approximately $90,000 in prepaid assets as a result of the change to the liquidation basis of accounting. The Company recorded deferred income taxes of $1,826,000 resulting from the initial accrual of closure costs discussed below (See Note B). In addition, the Company wrote off approximately $214,000 in construction in progress which was not expected to be completed due to the probable liquidation of the Company. Initially, the Company anticipated that inventory would be realized at its going concern historical cost basis. However in the second quarter of fiscal 1999, a buyer that had expressed interest in purchasing substantially all of the Company's assets formally notified the Company that it no longer had the intention to purchase the Company's assets. Accordingly, the Company reassessed the liquidation value of all assets and determined that it is not likely that the Company could realize the carrying value of inventory. Accordingly, the Company recorded an additional write down of inventory to estimated liquidation value of approximately $713,000, net of a tax benefit of approximately $380,000. In the third quarter of fiscal 1999, a potential buyer interested in acquiring substantially all assets of the Company notified the Company that it would no longer pursue a transaction. Accordingly, the Company reassessed the liquidation value of all of its assets and liabilities and determined that an additional write down of property and equipment of approximately $2,501,000, net of estimated tax benefit of $1,249,000, was necessary to reduce the carrying value of property and equipment to its revised estimated liquidation value. Based on this change in circumstances, the Company determined that an additional write down of approximately $262,000, net of a tax benefit of approximately $141,000, was necessary to reduce inventory to its revised estimated liquidation value. In addition, during the third quarter of fiscal 1999, the Company reserved for certain accounts receivable from customers which are in dispute. This write down totaled approximately $214,000, net of estimated tax benefit of $116,000. The Company anticipates that accounts payable, accrued liabilities, accrued interest and income taxes payable to affiliate will be settled at their going concern basis carrying values and accordingly they have not been adjusted based upon the change to the liquidation basis of accounting. Bank debt and subordinated note payable to affiliate have not been revalued to liquidation basis primarily due to uncertainties as to when they would be settled based on the ultimate disposal of the Company's assets. The Company's accounting policies under the liquidation basis of accounting which differ from those under the going concern basis of accounting are discussed in Note B.

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments required to present fairly its net assets as of March 31, 1999 (liquidation basis), changes in net assets from June 30, 1998 to March 31, 1999 (liquidation basis), changes in net assets from December 31, 1998 to March 31, 1999 (liquidation basis), the results of operations from July 1, 1998 to September 18, 1998 (going concern basis) and for the three months and nine months ended March 31, 1998 (going concern basis) and cash flows for the period from July 1, 1998 to September 18, 1998 (going concern basis) and for the nine months ended March 31, 1998 (going concern basis).

NOTE B - Significant Liquidation Basis of Accounting Policies

Accounts Receivable - Since the cessation of manufacturing operations on September 18, 1998, the Company has put most customers on a cash on delivery basis.

Accrued Closure Costs - Accrued Closure Costs represent costs to be incurred by the Company in implementing the shutdown plan approved by the Board of Directors and in preparing the facility for sale (see Note A). The Company has accrued all reasonably estimatable costs directly associated with implementing the shutdown plan and in preparing for the sale of the facility. The accrual initially consisted primarily of employee payroll and severance costs, totaling approximately $3,900,000 and estimated operating expenses during shutdown. Initially, estimated operating expenses during the shutdown consist primarily of insurance expense, totaling $286,000, utilities expenses totaling $658,000 and other operating expenses totaling $372,000. Employee payroll and severance costs were estimated based on known payroll and severance commitments, including applicable fringe benefits, through approximately June 30, 1999. The Company originally estimated that all employees would be terminated by that date based on agreements reached with remaining employees. Operating expenses were estimated based on historical amounts, adjusted for the reduced activity of the Company during the liquidation period, which were expected to be incurred through June 30, 1999 to maintain the facility as required by the Company's debt and other agreements.

During the third quarter of fiscal 1999, the Company determined that the liquidation of the Company's assets would require more time than initially anticipated. Therefore, certain estimates of closure costs were revised based on agreements reached with certain employees to maintain the facility through December 31, 1999, at which time its anticipated that the liquidation will be substantially complete. The Company has not accrued costs which could vary significantly based on the timing of the proposed liquidation or are not reasonably estimatable. The most significant of these costs are interest and legal expenses. This accrual represents the Company's estimate of anticipated closure costs, however, actual costs incurred could differ materially from the estimate.

Following is a summary of amounts utilized and provided for in accrued closure costs during the period from September 18, 1998 to March 31, 1999 (in thousands):


                                                            REVISIONS        CHARGES
                                             ORIGINAL          IN            AGAINST       BALANCE AT
        COMPONENT                            ESTIMATE       ESTIMATES        ACCRUAL       MARCH 31, 1999
        ---------                            --------       ---------        -------       --------------
         Payroll and related                 $ 3,900         $   222         $(3,127)        $   995
         Utilities                               658             214            (472)
                                                                                                 400
         Other operating expenses                372             200            (468)            104
         Insurance                               286                            (170)            116
                                             -------         -------         -------         -------

         Total                               $ 5,216         $   636         $(4,237)        $ 1,615
                                             =======         =======         =======         =======


Professional Fees - Legal and other professional fees incurred in connection with the shutdown, liquidation or in the prosecution or defense of any lawsuits are expensed as incurred.

Interest Expenses - Interest costs are expensed as incurred.

Intellectual Property - The Company owns intellectual property, including numerous patents. No value has been attributed to this intellectual property in the accompanying statement of net assets as it is uncertain what value, if any, will be derived from the intellectual property in liquidation. Any gains from the sale of intellectual property are recognized as they are realized.

NOTE C - Net Loss Per Common Share

Basic net loss per common share, which equals diluted loss per share, is based on the weighted average number of shares of OIS Common Stock outstanding during the period. The number of shares used in the computation for the period from July 1, 1998 to September 18, 1998 and for the three and nine months ended March 31, 1998 were 97,466,869, 97,470,563 and 97,468,830, respectively. For all periods presented, all Common Stock equivalents are antidilutive and therefore have not been considered in the calculation of diluted net loss per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     As described below, on September 18, 1998, OIS Optical Imaging Systems, Inc. ("OIS" or "the Company") discontinued manufacturing operations at its Northville facility pursuant to a plan shut down approved by its board of directors. Accordingly, OIS conducted no operations for the three month period ended March 31, 1999.

Discontinuance of Operations

     As disclosed in its public reports, OIS, with the encouragement and cooperation of Industries Corp. ("Guardian"), had been exploring a full range of strategic alternatives throughout fiscal 1998. Guardian, through its majority-owned subsidiary, GD Investments Corp. ("GDIC"), is the majority stockholder of the

Company. In February 1998, OIS retained an investment banking firm and began seeking one or more investors with a strategic interest in providing long term funding to OIS. During this process numerous companies in the avionics and electronics industries, among others, were contacted and presented with information about OIS. In August and September 1998, OIS and Guardian also attempted to interest a group of OIS's key customers in acquiring control of OIS. In September 1998, in light of the Company's continued operating losses and the failure of this strategic investment process, Guardian informed the Company that it would not make any further investments in the Company. As a result of these developments, effective as of September 18, 1998, OIS ceased manufacturing operations in its Northville facility in accordance with a plant shutdown plan approved by its board of directors. Accordingly, the Company anticipates that it will generate little or no future revenues, except in connection with the liquidation of its assets.

     On September 28, 1998, the U.S. Department of Commerce ("Department of Commerce") issued a directive to the Company requiring that it continue to produce and deliver active matrix liquid crystal displays ("AMLCDs") pursuant to certain contracts between the Company and certain of its customers which were allegedly subject to, and rated under, the Defense Priorities and Allocations System ("DPAS") regulations (15 C.F.R. Part 700), which regulations govern the performance of certain contracts for the supply of goods in connection with U.S. defense programs. In response to the directive, the Company advised the Department of Commerce that the Company believes the Department of Commerce's directive is not authorized by applicable law and is based on incorrect factual premises, particularly concerning the existence of any remaining obligations under any DPAS rated contracts. In addition, the Company believes that, given its present financial difficulties and its reduction of employees at its Northville manufacturing facility, compliance with the Department of Commerce's directive would not be in the best interests of its creditors and stockholders. As a result of discussions between the parties, the Department of Commerce and the Company entered into a standstill agreement originally effective from October 14, 1998, through November 14, 1998 ("Standstill Agreement"), which was extended to November 18, 1998 by the mutual agreement of the Parties. During the terms of the Standstill Agreement, the Department of Commerce agreed that it would not initiate action to enforce the directive, and the Company agreed that it would not sell the Northville facility or certain finished goods and work-in-process inventory without the consent of the Department of Commerce. The Department of Commerce revoked the directive by way of a signed letter dated March 15, 1999.

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

Plan of Liquidation

     On November 11, 1998, OIS's board of directors authorized the orderly liquidation of the Company's assets pursuant to the Company's Plan of Liquidation and Dissolution (the "Plan"), which the board of directors submitted to the stockholders of the Company for their approval at the Company's Annual Meeting of Stockholders held on March 31, 1999 (the "Annual Meeting"). At the Annual Meeting the Company's stockholders approved the Plan.

     Under the Plan, OIS will sell, transfer, or otherwise dispose of all of its property and assets, including its intellectual property and other intangible assets, to the extent, for such consideration and upon such terms and conditions as its board of directors deems expedient and in the best interest of OIS, its creditors and its stockholders. Prior to making any distributions, if any, to its stockholders, OIS will pay or make reasonable provisions to pay all of its claims and obligations, including all contingent, conditional or unmatured claims known to OIS. As part of the benefits granted thereto, GDIC, the holder of the outstanding shares of the Company's Series B Cumulative Preferred Stock, par value $.01 per share, has the right to a preferential distribution of the assets of the Company in the event of a liquidation (the "Liquidation Preference"). Under the Plan, in addition to paying the debts of its creditors, the Company is obligated to distribute the Liquidation Preference to GDIC prior to any distributions to its common stockholders.

     The Company has been and will continue focusing its efforts on locating prospective buyers primarily interested in acquiring all or substantially all of the tangible assets of the Company. In anticipation of the possibility that it will be unable to effect a single transaction sale, the Company has been and will continue preparing for a liquidation involving separate multiple transactions by identifying prospective buyers for much of the Company's equipment and soliciting such buyers to access levels of interest. During the third quarter of fiscal 1999, the Company determined that the liquidation of its assets would require more time than initially anticipated. Although no timetable has been formally established, the Company anticipates that the liquidation of its assets will be substantially complete by December 31, 1999.

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

     Under the liquidation basis of accounting, the Company originally anticipated that the going concern historical cost basis of cash and property and equipment would be realized and therefore deemed that no adjustment to the carrying value was necessary. Certain accounts receivable from employees, totaling approximately $110,000, were deemed uncollectable due to the lay off of the employees and were written off to adjust the going concern historical costs basis of accounts receivable to liquidation value. Prepaid assets and deferred income taxes were valued at the estimated cash liquidation value. Accordingly, the Company wrote off approximately $90,000 in prepaid assets as a result of the change to the liquidation basis of accounting. The Company recorded deferred income taxes of $1,826,000 resulting from the accrual of closure costs discussed below (See Note B to the Company's condensed financial statements). In addition, the Company wrote off approximately $214,000 in construction in progress which was not expected to be completed due to the probable liquidation of the Company. Initially, the Company anticipated that inventory would be realized at its going concern historical cost basis. However in the second quarter of fiscal 1999, a buyer that had expressed interest in purchasing substantially all of the Company's assets formally notified the Company that it no longer had the intention to purchase the Company's assets. Accordingly, the Company reassessed the liquidation value of all assets and determined that it is not likely that the Company could realize the carrying value of inventory. Accordingly, the Company recorded an additional write down of inventory to estimated liquidation value of approximately $713,000, net of a tax benefit of approximately $380,000. In the third quarter of fiscal 1999, a potential buyer interested in acquiring substantially all assets of the Company, notified the Company that it would no longer pursue a transaction. Accordingly, the Company reassessed the liquidation value of all of its assets and liabilities and determined that an additional write down of approximately $2,501,000, net of estimated tax benefit of $1,249,000, was necessary to reduce the carrying value of property and equipment to its revised estimated liquidation value. Based on this change in circumstances, the Company determined that an additional write down of approximately $262,000, net of a tax benefit of approximately $141,000, was necessary to reduce inventory to its revised estimated liquidation value. In addition, during the third quarter of fiscal 1999, the Company reserved for certain accounts receivable from customers which are in dispute. This write down totaled approximately $214,000, net of estimated tax benefit of $116,000. The Company anticipates that accounts payable, accrued liabilities, accrued interest and income taxes payable to affiliate will be settled at their going concern basis carrying values and accordingly they have not been adjusted based upon the change to the liquidation basis of accounting. Bank debt and subordinated note payable to affiliate have not been revalued to liquidation basis primarily due to uncertainties as to when they would be settled based on the ultimate disposal of the Company's assets. The Company's accounting policies under the liquidation basis of accounting which differ from those under the going concern basis of accounting are discussed above in Note B to the Company's condensed financial statements.

     Accrued Closure Costs represent costs to be incurred by the Company in implementing the shutdown plan approved by the Company's board of directors and in preparing the facility for sale (see Note A to the Company's condensed financial statements). The Company has accrued all reasonably estimatable costs directly associated with implementing the shutdown plan and in preparing for the sale of the facility. The accrual initially consisted primarily of employee payroll and severance costs, totaling approximately $3,900,000 and estimated operating expenses during shutdown. Initially, estimated operating expenses during the shutdown consist primarily of insurance expense, totaling $286,000, utilities expenses totaling $658,000 and other operating expenses totaling $372,000. Employee payroll and severance costs were estimated based on known payroll and severance commitments, including applicable fringe benefits, through approximately June 30, 1999. The originally Company estimated that all employees would be terminated by that date based on agreements reached with remaining employees. Operating expenses were estimated based on historical amounts, adjusted for the reduced activity of the Company during the liquidation period, which were expected to be incurred through June 30, 1999 to maintain the facility as required by the Company's debt and other agreements.

     During the third quarter of fiscal 1999, the Company determined that the liquidation of the Company's assets would require more time than initially anticipated. Therefore, certain estimates of closure costs were revised based on agreements reached with certain employees to maintain the facility through December 31, 1999, at which time its anticipated that the liquidation will be substantially complete. The Company has not accrued costs which could vary significantly based on the timing of the proposed liquidation or are not reasonably estimatable. The most significant of these costs are interest and legal expenses. This accrual represents the Company's estimate of anticipated closure costs, however, actual costs incurred could differ materially from the estimate.

     Following is a summary of amounts utilized and provided for in accrued closure costs during the period from September 18, 1998 to March 31, 1999 (in thousands):


                                                        REVISIONS      CHARGES
                                          ORIGINAL          IN         AGAINST     BALANCE AT
        COMPONENT                         ESTIMATE       ESTIMATES     ACCRUAL     MARCH 31,
        ---------                         --------       ---------     -------     ----------
                                                                                      1999
                                                                                      ----
         Payroll and related               $ 3,900       $   222        $(3,127)   $   995
         Utilities                             658           214           (472)
                                                                                       400
         Other operating expenses              372           200           (468)       104
         Insurance                             286                         (170)       116
                                           -------       -------        -------    -------

         Total                             $ 5,216       $   636        $(4,237)   $ 1,615
                                           =======       =======        =======    =======

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


                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

RESULTS OF OPERATIONS

     As discussed in the summary above, the Company conducted no manufacturing operations during the three months ended March 31, 1999, as a result of the plant shutdown effective September 18, 1998. Accordingly, there is no comparison of results of operations with the three months ended March 31, 1998. Following is a summary of actions taken during the three months ended March 31, 1999 as the Company pursued various options, discussed above, related to the contemplated liquidation of the Company.

     The Company continued to liquidate its inventories to its former customers. In addition, the Company was informed that a potential buyer for the Company as a whole would no longer actively pursue the purchase of the Company's assets. Accordingly, the Company revised its estimates of the liquidation values of its assets. This revision resulted an additional write down of property and equipment of approximately $2.5 million, net of related tax benefit of approximately $1.2 million and an additional write down of inventory of approximately $0.3 million, net of tax benefit of approximately $0.1 million. The Company also recorded a reserve for certain receivables which are disputed totaling approximately $0.2 million, net of tax benefit of approximately $0.1 million. As a result of the changes in circumstances discussed above, the Company revised its estimate of when the ultimate liquidation of the Company's assets would be finalized. Based on this change, the Company revised its estimate of closure costs and accrued an additional approximately $0.4 million, net of tax benefit of $0.2 million.

     As part of the settlement reached with certain customers, the Company experienced a net gain of approximately $0.3 million, net of tax benefit of $0.1 million, related to the lease of the Company's manufacturing facility to these customers.

     The Company incurred approximately $0.4 million in interest expense, net of related tax benefit of approximately $0.2 million, to service the Company's outstanding bank debt. In addition, $0.1 million in legal expenses, net of related tax benefit of $0.05 million, were incurred related to the shutdown and to prosecute and defend various legal actions by and against the Company, as discussed in the summary above.

             PERIOD FROM JULY 1, 1998 TO SEPTEMBER 18, 1998 AND THE
                        NINE MONTHS ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

Revenues

     Total revenues for the period from July 1, 1998 to September 18, 1998 (the "1999 Operating Period") of approximately $2.9 million were 83% lower than total revenue for the nine months ended March 31, 1998 of $17.3 million. This decrease is attributable to the cessation of manufacturing operations in the Northville facility on September 18, 1998.

     The Company derived no revenues from engineering development agreements during the 1999 Operating Period, a decrease of $577,745 in revenues from the first nine months of fiscal 1998. This decrease was due to the Company's decreased focus on engineering development agreements.

Cost of Sales

     Cost of sales for the 1999 Operating Period of approximately $7.4 million was 78% lower than the cost of sales for the first nine months of fiscal 1998 of approximately $32.7 million. This decrease in cost of sales is primarily attributable to the cessation of manufacturing operations in the Northville facility on September 18, 1998.

Other Costs

     The Company's operating expenses, which consist of internal research and development and selling, general and administrative expenses, decreased approximately 70% during the 1999 Operating Period when compared to the first nine months of fiscal 1998. This decrease resulted principally from the cessation of manufacturing operations in the Northville facility on September 18, 1998.

Changes in Net Asset Deficiency

     The change in net asset deficiency of approximately $6.1 million was due to: the accrual of estimated closure costs of approximately $4.2 million, net of related tax benefit of approximately $2.0 million; the recognition of the local government subsidy of approximately $2.8 million; a reduction of inventory to estimated liquidation value of approximately $1.0 million, net of related tax benefit of approximately $0.5 million; a reduction of property and equipment to estimated liquidation value of approximately $2.5 million, net of related tax benefit of approximately $1.2 million; a reduction of certain receivables to estimated liquidation value of approximately $0.2 million, net of related tax benefit of approximately $0.1 million; gains from leasing the manufacturing facility of approximately $0.2 million net of estimated tax provision of $0.1 million; and interest and legal expenses incurred of approximately $1.2 million, net of related tax benefit of approximately $0.6 million. The components of accrued closure costs are discussed above in the "Summary" above under "Liquidation Basis of Accounting".

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     On September 17, 1998 Guardian, the Company's principal source of funding, informed OIS that, in light of the Company's continued operating losses and the failure of the strategic investment process, Guardian would not make any further investments in the Company to fund operations. As a result, effective September 18, 1998, OIS ceased manufacturing operations in accordance with a plant shutdown plan approved by its board of directors. The Company's cash at March 31, 1999 were $80,416.

     OIS's board of directors and stockholders have approved the orderly liquidation of the Company's assets pursuant to the Plan. Because of its existing debt and other obligations of OIS, OIS does not believe that its common stockholders will receive any proceeds from liquidation. However, OIS currently anticipates that funds received under the Tax Sharing Agreement and through the disposition of its assets will be sufficient to allow OIS to implement the shutdown plan and liquidation and pay its debts as they become due.

     While the Company's cash had decreased at March 31, 1999, to approximately $80,000 from approximately $1.1 million at June 30, 1998, the Company expects to meet its obligations through collection of accounts receivable, the sale of both finished and partially completed inventory on hand, the sale of raw materials, supplies, fixtures, equipment and the facility, sale of the Company's intellectual property and amounts received under the Tax Sharing Agreement.

Capital Resources

     As a result of the discontinuation of its operations, the Company's sole source of funds will be from the disposition of the assets described above.

     The Company has exhausted its $52.5 million commercial credit facility with NBD Bank N.A. and Bank of America NT&SA. In addition, on March 30, 1998, the Company granted those banks a first priority lien and security interest in all tangible and intangible assets of the Company, including intellectual property, to secure repayment of the commercial credit facility. The credit agreement governing the commercial credit facility contains a number of financial and other covenants. The Company is not currently in compliance with all of the covenants contained in the credit agreement. The banks have the right to demand repayment of amounts outstanding as long as the Company has not cured the event of default or obtained a waiver from the banks or, if in the banks' discretion, a material adverse change has occurred with respect to the Company's business. It is probable that the Company will not be able to meet the ongoing covenants in its credit agreement during fiscal 1999. If the Company is unable to meet these covenant requirements and is unable to secure a waiver from the banks, the banks have the right to demand the immediate repayment of amounts outstanding. On March 31, 1999, the Company made an additional principal repayment of $3.38 million which was funded through receipt of a payment from Guardian under the Tax Sharing Agreement. The commercial credit facility matures in December 1999, and quarterly principal installments are due as follows: $3.38 million on June 30, 1999, $3.88 million on September 30, 1999 and $25.88 million on December 31, 1999.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains statements that are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Among other things, they regard the Company's liquidity, financial condition, operational matters and certain strategic initiatives and alternatives and their potential outcomes. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expects," "may," "not considered likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Additionally, from time to time, the Company or its representatives have made or may make oral or written forward-looking statements. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or in press releases or oral statements made by or with the approval of an authorized executive officer of the Company. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements:
(1) as a result of risks and uncertainties identified in the Company's publicly filed reports; (2) as a result of risks associated with the implementation of its manufacturing facility shutdown and the Plan described herein; (3) as a result of factors over which the Company has no control, including the strength of the overall avionics display market; (4) as a result of the value that potential buyers may place on the assets of the Company; or (5) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part I of this Form 10-Q.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Defaults Upon Senior Securities

           None. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part I of this Form 10-Q for a discussion of the Company's liquidity and capital resources.

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its Annual Meeting on March 31, 1999. The Company's stockholders approved the Plan, elected the entire slate of nominees as directors, ratified the appointment of Arthur Andersen LLP to serve as the Company's independent auditors and approved a proposal to amend the Company's Restated Certificate of Incorporation to allow for acts of the Company to be approved by written consent of its stockholders in lieu of a special meeting of its stockholders. In addition, the stockholders voted to reject a proposal submitted by a stockholder at the Annual Meeting. The following tables give the details of the votes cast for each proposal at the Annual Meeting.

Proposal 1:  Plan of Liquidation and Dissolution

                ----------------- ------------------ ----------------------
                       For              Against             Abstain
                ----------------- ------------------ ----------------------
                    112,849,199        2,280,805            154,369
                ----------------- ------------------ ----------------------

Proposal 2:  Election of Directors

                   -------------------- ---------------- --------------

                                             For             Abstain
                   -------------------- ---------------- --------------
                   DIRECTORS:
                    Ralph J. Gerson       125,999,420      1,363,258
                   -------------------- ---------------- --------------
                    Jeffrey A. Knight     126,009,770      1,352,908
                   -------------------- ---------------- --------------
                    C.K. Prahalad         126,038,782      1,323,896
                   -------------------- ---------------- --------------
                    Robert M. Teeter      126,034,973      1,327,705
                   -------------------- ---------------- --------------
                    Charles C. Wilson     126,002,249      1,360,429
                   -------------------- ---------------- --------------
                    Mark S. Wrighton      126,033,373      1,329,305
                   -------------------- ---------------- --------------
                    Peter Joel C. Young   126,028,070      1,334,608
                    -------------------- ---------------- --------------

Proposal 3:  Approval of Auditors

             -------------------------- -------------- -------------- ----------
                                             For          Against      Abstain
             -------------------------- -------------- -------------- ----------
              APPOINTMENT OF ARTHUR
              ANDERSEN LLP               126,619,330      547,236       196,111
             -------------------------- -------------- -------------- ----------


Proposal 4:  Amendment of Restated Certificate of Incorporation

                 -------------------- ---------------- -------------------
                          For              Against          Abstain
                 -------------------- ---------------- -------------------
                      113,788,433         1,288,496        207,444
                 -------------------- ---------------- -------------------

Proposal 5:  Stockholder Proposal

                              ---------------------- -----------------
                                     For                Against
                              ---------------------- -----------------
                                    40,610             100,472,240
                              ---------------------- -----------------


Item 5.    Other Information

           Discretionary Proxy Voting Authority/Stockholder Proposals

               On May 21, 1998, the Securities and Exchange Commission adapted an amendment to Rule 14a-4, as promulgated under the Securities Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which the stockholder has not sought to include in the Company's proxy statement. The amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

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


                                  OIS Optical Imaging Systems, Inc.
                                   (Registrant)




Date:  May 24, 1999                 By:  /s/ Charles C. Wilson
                                       --------------------------------
                                       Charles C. Wilson
                                       President and Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                                 Exhibit Index
                                 -------------


Exhibit No.                 Description
-----------                 -----------
     27                      Financial Data Schedule